Form 10-Q
period 1996-03-31
COAST RESORTS INC
filed 1996-05-15
CIK 1001865

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                 _____________

                                   FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - ---  ACT OF 1934

     For the Quarterly Period Ended March 31, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934

     For the Transition Period from ____________________ to ____________________

                         Commission file number 0-26922

                              COAST RESORTS, INC.


             (Exact name of registrant as specified in its charter)

                   NEVADA                                     88-0345704
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                  identification number)

       4000 WEST FLAMINGO ROAD, LAS VEGAS,                        89103
                   NEVADA                                      (Zip code)
    (Address of principal executive offices)


                                (702) 367-7111
              (Registrant's telephone number, including area code)

                                      None
             (Former name, former address and former fiscal year,
                        if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                     Yes  X    No
                                                                 -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of Common Stock outstanding as of March 31, 1996:  1,494,352.94

================================================================================

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                     COAST RESORTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands, except share data)
                                  (Unaudited)


                                                                                  March 31,            December 31,
                                                                                     1996                 1995
                                                                                -----------            ------------

                        ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                    $    18,030            $     14,543
   Restricted cash equivalents, in escrow account                                    19,292                      --
   Accounts receivable, net                                                           3,818                   1,990
   Other current assets                                                               6,820                   6,506
                                                                                -----------            ------------
         TOTAL CURRENT ASSETS                                                        47,960                  23,039
PROPERTY AND EQUIPMENT, net                                                         137,634                 125,155
RESTRICTED CASH EQUIVALENTS, IN ESCROW ACCOUNT                                      104,231                      --
OTHER ASSETS                                                                          9,395                   4,169
                                                                                -----------            ------------
                                                                                $   299,220            $    152,363
                                                                                ===========            ============

                  LIABILITIES AND
              STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             $     5,446            $      8,389
   Accrued liabilities                                                               19,425                  14,426
   Current portion of long-term debt                                                  1,096                   1,591
                                                                                -----------            ------------
         TOTAL CURRENT LIABILITIES                                                   25,967                  24,406
                                                                                -----------            ------------
LONG-TERM DEBT, less current portion                                                171,816                  83,357
                                                                                -----------            ------------
DEFERRED RENT                                                                         2,516                   1,712
                                                                                -----------            ------------
OTHER LIABILITIES                                                                     2,500                      --
                                                                                -----------            ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
      Common Stock, $.01 par value, 2,000,000 shares authorized,                         15                      10
      1,494,353 (1996) and 1,000,000 (1995) shares issued
          and outstanding
      Additional paid - in capital                                                   71,860                  19,340
      Retained earnings                                                              24,546                  23,538
                                                                               ------------            ------------
         TOTAL STOCKHOLDERS' EQUITY                                                  96,421                  42,888
                                                                               ------------            ------------
                                                                               $    299,220            $    152,363
                                                                               ============            ============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                     COAST RESORTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months Ended March 31, 1996 and 1995
                 (amounts in thousands, except per share data)
                                  (Unaudited)

                                                                                 Three Months           Three Months
                                                                                    Ended                  Ended
                                                                                March 31, 1996         March 31, 1995
                                                                               ---------------         ---------------
OPERATING REVENUES:
   Casino                                                                             $ 35,919                $ 30,933
   Food and beverage                                                                     9,880                   9,614
   Hotel                                                                                 3,521                   3,230
   Other                                                                                 2,451                   2,389
                                                                                      ---------               --------
     GROSS REVENUES                                                                     51,771                  46,166
   Less: promotional allowances                                                         (4,359)                 (3,970)
                                                                                      ---------               --------
     NET REVENUES                                                                       47,412                  42,196
                                                                                      ---------               --------
OPERATING EXPENSES:
   Casino                                                                               16,939                  16,583
   Food and beverage                                                                     7,404                   8,521
   Hotel                                                                                 1,680                   1,628
   Other                                                                                 1,871                   2,075
   General and administrative                                                            8,764                   8,271
   Development expenses                                                                    955                      --
   Depreciation and amortization                                                         1,760                   1,738
                                                                                      ---------              ---------
     TOTAL OPERATING EXPENSES                                                           39,373                  38,816
                                                                                      ---------              ---------
     OPERATING INCOME                                                                    8,039                   3,380
                                                                                      ---------              ---------
OTHER INCOME (EXPENSES)
   Interest expense                                                                     (4,306)                   (379)
   Interest income                                                                         963                      70
   Interest capitalized                                                                    701                      --
   Gain on sale of equipment and securities                                                 --                      57
                                                                                      ---------              ---------
     TOTAL OTHER INCOME (EXPENSES)                                                      (2,642)                   (252)
                                                                                      ---------              ---------

INCOME BEFORE INCOME TAX PROVISION                                                       5,397                   3,128
                                                                                     ---------               ---------
INCOME TAX PROVISION                                                                     4,389                      --
                                                                                     ---------               ---------
NET INCOME                                                                           $   1,008               $   3,128
                                                                                     =========               =========
NET INCOME PER SHARE OF COMMON STOCK                                                     $0.72                   $3.13
                                                                                     =========               =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                           1,407,434               1,000,000
                                                                                     =========               =========
PRO FORMA DATA (reflecting change in tax status):
   Provision for income taxes                                                            1,889                   1,095
                                                                                     ---------               ---------
   Net income                                                                        $   3,508               $   2,033
                                                                                     =========               =========
   Net income per share of common stock                                                  $2.49                   $2.03
                                                                                     =========               =========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     COAST RESORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Month Ended March 31, 1996 and 1995
                            (amounts in thousands)
                                  (Unaudited)

                                                                                Three Months           Three Months
                                                                                    Ended                  Ended
                                                                                March 31, 1996         March 31, 1995
                                                                               ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $ 1,008                $ 3,128
                                                                               ---------------         --------------
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization                                                       1,760                  1,720
     Amortization of original issue discount                                                86                     --
     Provision for bad debts                                                                --                    209
     Deferred income taxes                                                               2,500                     --
     Non-cash rent expense                                                                 440                     --
     (Gain) loss on sale of assets                                                          --                    (57)
     Changes in assets and liabilities:
       Net (increase) decrease in accounts receivable
        and other current assets                                                        (2,132)                   654
       (Increase) decrease in other assets                                                 376                   (170)
     Increase (decrease) in operating liabilities:
       Net increase (decrease) in accounts payable
        and other accrued expenses                                                       1,987                 (4,278)
                                                                               ---------------         --------------
         TOTAL ADJUSTMENTS                                                               5,017                 (1,922)
                                                                               ---------------         --------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                       6,025                  1,206
                                                                               ---------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                 (13,682)                (9,339)
  Proceeds from sale of equipment and securities                                            --                     87
  Net additions to restricted cash equivalents,
   in escrow accounts                                                                 (123,523)                    --
                                                                               ---------------         --------------
         NET CASH USED BY INVESTING ACTIVITIES                                        (137,205)                (9,252)
                                                                               ---------------         --------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt,
    net of discounts and commissions                                                   164,124                 3,000
  Principal payments on long-term debt                                                    (586)                  (828)
  Proceeds from borrowings under bank line of credit                                     1,045                  9,000
  Principal payments on bank line of credit                                            (29,200)                (2,400)
  Payments for debt issue costs                                                           (716)                    --
  Distributions to former partners                                                          --                 (8,661)
                                                                               ---------------         --------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                     134,667                    111
                                                                               ---------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     3,487                 (7,935)
CASH AND CASH EQUIVALENTS, at beginning of year                                         14,543                 16,966
                                                                               ---------------         --------------
CASH AND CASH EQUIVALENTS, at end of period                                             18,030                  9,031
                                                                               ===============         ==============
Supplemental cash flow information:
  Cash paid for interest                                                                 $754                    $362
                                                                              ===============          ==============

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                     COAST RESORTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND INFORMATION AND BASIS OF PRESENTATION

Background Information

     Coast Resorts, Inc. ("Coast Resorts" or the "Company") is a Nevada corporation and serves as a holding Company for Coast Hotels and Casinos, Inc. ("Coast Hotels") and Coast West, Inc. ("Coast West"). Through Coast Hotels, the Company owns and operates the Gold Coast and Barbary Coast hotel-casinos and is in the process of constructing The Orleans Hotel and Casino ("The Orleans"), all of which are located in Las Vegas, Nevada. Coast West has no operations but holds a long-term lease (the "Coast West Lease") on approximately fifty acres of land in Las Vegas on which the Company may develop and operate a future hotel-casino.

     The Gold Coast and Barbary Coast hotel-casinos had previously been owned and operated independently by two partnerships, Gold Coast Hotel and Casino, a Nevada limited partnership, and Barbary Coast Hotel and Casino, a Nevada general partnership (collectively, the Predecessor Partnerships"). On January 1, 1996, the partners of the Predecessor Partnerships completed a reorganization (the "Reorganization") with Coast Resorts. Coast Resorts was formed in September 1995 for the purpose of effecting such Reorganization of the Predecessor Partnerships. Coast Resorts, Gold Coast and Barbary Coast were all related through common ownership and management control.

     In the Reorganization, the partners of the Predecessor Partnerships each transferred to Coast Resorts their respective partnership interests in the Predecessor Partnerships in exchange for an aggregate of 1,000,000 shares of common stock, par value $.01 per share, of Coast Resorts ("Coast Resorts Common Stock"). Coast Resorts immediately contributed to Coast Hotels all of the assets and liabilities of the Predecessor Partnerships other than those relating to the Coast West Lease, which Coast Resorts contributed to Coast West. Coast Resorts retained the liability for an aggregate principal amount of $51.0 million in notes payable to former partners and retained the liability for $1.5 million relating to demand notes due to a related party (the "Exchange Liabilities"). On January 16, 1996, the Exchange Liabilities were exchanged for 494,353 shares of Coast Resorts Common Stock, based upon management's estimate of the fair market value of such Coast Resorts Common Stock.

Basis of Presentation

     Prior to the Reorganization, the Gold Coast and the Barbary Coast hotel-casinos historically operated under a high degree of common control. The former Managing General Partner of the Gold Coast was also a general partner, and the principal manager, of the Barbary Coast. Due to common control of the Gold Coast and the Barbary Coast and the continuation of ownership by the former partners, the Reorganization was accounted for as a reorganization of entities under common control. Accordingly, the consolidated financial statements of the Company for all periods are presented as if the Reorganization occurred at the beginning of the earliest period presented and include the accounts of all entities involved on a historical cost basis, in a manner similar to a pooling of interests. The consolidated financial statements include the accounts of the Company and all its subsidiaries. All intercompany balances and transactions have been eliminated.

     The accompanying consolidated financial statements reflect the Exchange Liabilities as obligations of Coast Resorts at December 31, 1995, as the exchange for Coast Resorts Common Stock had not yet occurred. The exchange was accounted for subsequent to the completion of the Reorganization, through the issuance of Coast Resorts Common Stock in the amount of $52,525,000, reflecting the historical cost basis of the Exchange Liabilities.

     The accompanying financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 1995. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results for the interim period have been included. The interim results reflected in the unaudited financial statements are not necessarily indicative of expected results for the full year.

NOTE 2 - THE ORLEANS CONSTRUCTION COMMITMENTS

     During 1995, the Company commenced construction of The Orleans. The plans for The Orleans have been developed with a theme of the French Quarter in New Orleans, and include an approximately 100,000 square-foot casino, 840 hotel rooms, a 70-lane bowling center, and four restaurants. The Orleans has a construction and development budget of approximately $158.1 million, excluding capitalized interest, pre-opening expenditures, and opening bankroll. In January 1996, the Company entered into a guaranteed maximum price contract for the construction of the buildings and site improvements for a price not to exceed $100.0 million. As of March 31, 1996, the Company had paid approximately $30.1 million of construction and development costs, including approximately $25.4 million that is subject to the construction contract.

NOTE 3 - INCOME TAXES

     Prior to the Reorganization, the Company operated as individual partnerships which did not pay federal income taxes. The partners of the Predecessor Partnerships were taxed on their proportionate share of each of their respective partnership's taxable income or loss. Effective January 1, 1996 and in connection with the Reorganization, the Predecessor Partnerships were terminated. The change in status to a "C" corporation resulted in the recognition of net deferred tax liabilities, and a corresponding charge to earnings through the income tax provision of approximately $2.5 million for the quarter ended March 31, 1996.

     The income statement for the quarter ended March 31, 1995 does not include any provision or liability for corporate income taxes due to the partnership status. The pro forma provision for income taxes and the related pro forma net income reflect adjustments to income taxes assuming that the change in corporate income tax status occurred as of January 1, 1995.

NOTE 4 - PRIVATE PLACEMENT FINANCING

     On January 30, 1996, Coast Hotels completed a private placement offering of $175.0 million principal amount of 13% First Mortgage Notes Due December 15, 2002 (the "First Mortgage Notes"). Interest on the First Mortgage Notes is payable semi-annually commencing June 15, 1996. The First Mortgage Notes are unconditionally guaranteed by Coast Resorts, Coast West and certain future subsidiaries of Coast Hotels. Net proceeds from the offering (after deducting original issue discount and commissions) were approximately $164.1 million. Of that amount, (i) approximately $114.8 million was deposited in a construction disbursement account restricted for use by Coast Hotels to finance in part the cost of developing, constructing, equipping and opening The Orleans, (ii) approximately $19.3 million was used by Coast Hotels to purchase U.S.
Government Obligations which were deposited into an interest escrow account restricted to fund the interest payable on the First Mortgage Notes through December 15, 1996 and (iii) approximately $29.2 million was used by the Coast Hotels to repay all outstanding indebtedness under its revolving credit facility, which was terminated upon repayment. The balance of approximately $800,000 was used to pay, in part, the estimated offering expenses of $2.4 million.

     The indenture governing the First Mortgage Notes contains covenants that, among other things, limit the ability of Coast Hotels to pay dividends, repay other existing indebtedness, incur additional indebtedness, or sell material assets as defined in the indenture. Additionally, if on the twentieth day of the month following the first month in which The Orleans has been operating for 18 months, the Fixed Charge Coverage Ratio (as defined in the indenture) of Coast Hotels for the most recently ended four full fiscal quarters is less than
1.5 to 1, Coast Hotels will be obligated to consummate an asset sale of the Barbary Coast within one year. The proceeds from such asset sale must be used by Coast Hotels to repurchase First Mortgage Notes at a price equal to 101% of the principal amount of such First Mortgage Notes, plus accrued and unpaid interest thereon.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a holding company formed in 1995 to effect the combination of two partnerships, the Barbary Coast Hotel and Casino and the Gold Coast Hotel and Casino, which were Las Vegas gaming operations owning the Barbary Coast Hotel and Casino (the "Barbary Coast") and the Gold Coast Hotel and Casino (the "Gold Coast"). The Company's wholly-owned subsidiary, Coast Hotels and Casinos, Inc. ("Coast Hotels"), owns and operates these two existing properties and is currently constructing a third in Las Vegas, The Orleans Hotel and Casino ("The Orleans"). Another wholly-owned subsidiary of the Company, Coast West, Inc., leases an approximately fifty-acre site in Las Vegas on which the Company may develop and operate a future hotel-casino.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial information regarding the results of operations of the Company:


                                                                     Three Months                   Three Months
                                                                         Ended                         Ended
                                                                    March 31, 1996                  March 31, 1995
                                                                    --------------                  --------------
NET REVENUES:
    Gold Coast                                                         $35,714                        $31,900
    Barbary Coast                                                       11,698                         10,296
                                                                       -------                        -------
                                                                       $47,412                        $42,196
                                                                       =======                        =======
OPERATING INCOME:
     Gold Coast                                                        $ 8,594                        $ 3,661
     Barbary Coast                                                         962                           (281)
     Corporate Expenses                                                   (562)                            --
     Development Expenses                                                 (955)                            --
                                                                       -------                        -------
                                                                       $ 8,039                        $ 3,380
                                                                       =======                        =======

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

COAST RESORTS, INC.

     Net revenues for the Company were $47.4 million in the quarter ended March 31, 1996 compared to $42.2 million in the first quarter of 1995, an increase of $5.2 million (12.4%). (Percentages are actual and are not adjusted for rounding.) The increased revenues were primarily due to stronger gaming revenues at the two hotel-casinos, as well as to increased hotel revenues. Operating income was $8.0 million for the quarter ended March 31, 1996, compared to $3.4 million in 1995, an increase of 137.8% due to the increased revenues discussed above, partially offset by a 1.4% increase in operating expenses to $39.4 million for the first quarter of 1996. Food and beverage expenses decreased by $1.1 million (13.1%) primarily due to a decrease in cost of sales in the restaurants as a result of lower wholesale food prices and fewer meals served. General and administrative expenses increased $493,000 (6.0%) primarily due to an increase in corporate expenses and the addition of an incentive bonus program.

     Net income decreased to $1.0 million in the quarter ended March 31, 1996, a 67.8% decrease from $3.1 million in 1995, primarily due to a provision for income tax of $4.4 million, including a one-time charge of $2.5 million in 1996 for temporary differences as a result of a change in tax status from partnerships to a corporation on January 1, 1996. (See Note 3 of Notes to Condensed Consolidated Financial Statements.) Additionally, net interest expense increased $2.3 million to $2.6 million in the quarter ended March 31, 1996, compared to $309,000 in 1995, due to interest on $175.0 million principal amount of first mortgage notes issued in January 1996 (the "First Mortgage Notes").

COAST HOTELS AND CASINOS, INC.

     Net income for the Company's operating subsidiary, Coast Hotels, was $1.3 million for the first quarter of 1996, compared to $3.1 million in 1995. The decrease was primarily due to the provision for income tax, including the $2.5 million one-time charge described above, and $2.6 million in net interest attributable to the First Mortgage Notes.

     Gold Coast. Net revenues at the Gold Coast were $35.7 million for the quarter ended March 31, 1996, an increase of $3.8 million (12.0%) over 1995 first quarter revenues of $31.9 million. Gaming revenues were $26.7 million for the 1996 first quarter, an increase of $4.0 million (17.6%) compared to $22.7 million in the same period in 1995. The increase was primarily due to the positive effects of an upgrade of slot equipment completed in December 1995. Hotel revenues were $2.5 million, an increase of 5.9% over 1995 hotel revenues of $2.4 million due to higher occupancy rates. Operating income was $8.6 million for the first quarter of 1996 compared to $3.7 million in 1995, an increase of $4.9 million (134.7%). In addition to the increased revenues discussed above, total operating expenses decreased $1.1 million (4.0%) to $27.1 million compared to $28.2 million in 1995. Food and beverage expenses accounted for most of the reduction, decreasing $1.1 million (15.2%) to $6.0 million due to lower cost of sales in the restaurants as a result of lower wholesale food prices and fewer meals served.

     Barbary Coast. Net revenues at the Barbary Coast were $11.7 million in the quarter ended March 31, 1996, an increase of $1.4 million (13.6%) over 1995 first quarter revenues of $10.3 million. Gaming revenues increased 12.1% to $9.3 million in the first quarter of 1996 compared to $8.3 million in the same period in 1995, primarily due to increases in the sports book, as a result of a higher win percentage, and in the race book, as a result of higher wagering volume. Additionally, food and beverage revenues increased 9.0% to $2.6 million in the first quarter of 1996 compared to $2.4 million in 1995 as a result of higher menu prices. Hotel revenues increased to $1.0 million in 1996 compared to $855,000 in the first quarter of 1995, a 17.8% increase due to higher room rates. Operating income was $962,000 for the first quarter of 1996 compared to a loss of $281,000 in 1995, primarily due to the increased revenues discussed above. Operating expenses remained essentially unchanged in the first quarter of 1996 compared to the same period in 1995. Decreases in other expenses and depreciation and amortization expenses were offset by an increase of 4.5% in casino expenses from $5.6 million in the first quarter of 1995 to $5.9 million in 1996.

COAST WEST, INC.

     Coast West, Inc., a subsidiary of the Company, has no operations but holds a lease on approximately fifty acres of land held for possible future development. The net loss for Coast West was $955,000 in the first quarter of 1996 (Coast West was not in existence in the first quarter of 1995). The net loss was due entirely to rent expense (including $440,000 of deferred rent expense).

LIQUIDITY AND CAPITAL RESOURCES

     Coast Resorts, Inc. is a holding company without operations of its own.
The Company's principal sources of liquidity have consisted of cash provided by the operating activities of Coast Hotels and, until termination of its revolving credit facility in January 1996, bank financing. In connection with the reorganization in which the Barbary Coast Hotel and Casino and the Gold Coast Hotel and Casino were combined with the Company, the Company exchanged shares of common stock, par value $.01 per share, of Coast Resorts for approximately $52.5 million principal amount of notes payable to certain shareholders of Coast Resorts, resulting in a reduced debt service. See Note 1 to Notes to Condensed Consolidated Financial Statements.

     On January 30, 1996, Coast Hotels issued $175.0 million principal amount of First Mortgage Notes to finance, in part, the development construction, equipping and opening of The Orleans. The net proceeds from the issuance, after deducting discounts and commissions, were approximately $164.1 million. Of that amount, (i) approximately $114.8 million was deposited in a construction disbursement account for use by Coast Hotels to finance in part The Orleans,
(ii) approximately $19.3 million was used by Coast Hotels to purchase U.S. Government Obligations which were deposited into an interest escrow account to fund the interest payable on the

First Mortgage Notes through December 15, 1996 and (iii) approximately $29.2 million was used by Coast Hotels to repay all outstanding indebtedness under its revolving credit facility, which was terminated upon repayment. The balance of approximately $800,000 was used to pay, in part, the estimated offering expenses of $2.4 million.

     The Company's consolidated cash requirements include principally the costs related to the development, construction, equipping and opening of The Orleans, debt service on the First Mortgage Notes subsequent to December 15, 1996, ongoing capital expenditures at the Gold Coast and the Barbary Coast (anticipated to be approximately $3.4 million in 1996), advances to Coast West, Inc. for rent on land held for possible future development and debt service unrelated to the First Mortgage Notes.

     The Company expects to satisfy the costs of developing, constructing, equipping and opening The Orleans with the proceeds from the issuance of the First Mortgage Notes, approximately $30.0 million of anticipated equipment financing and an anticipated $8.5 million of internally generated cash from operations at the Gold Coast and Barbary Coast. The Company expects that excess internally generated cash from Coast Hotel's two existing properties will be sufficient to satisfy the Company's consolidated cash requirements unrelated to The Orleans. Subsequent to the commencement of operations of The Orleans, the Company expects that cash generated from the operations of Coast Hotels will be sufficient to satisfy consolidated cash requirements, including debt service on the First Mortgage Notes subsequent to December 15, 1996, although no assurance can be given to that effect. The Company does not expect to make regular cash dividends in the future.

                          PART II.  OTHER INFORMATION



Item 1:  Legal Proceedings.
         -----------------

          None.

Item 2:  Changes in Securities.
         ---------------------

          None.

Item 3:  Defaults Upon Senior Securities.
         -------------------------------

          None.

Item 4:  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

          None.

Item 5:  Other Information.
         -----------------

          None.

Item 6:  Exhibits and Reports on Form 8-K:
         --------------------------------

          (a)  Exhibits.

               27. Financial Data Schedule.

          (b)  Reports on Form 8-K.

               There were no reports filed on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 13, 1996                 COAST RESORTS, INC., a Nevada corporation

                                    By: /s/ GAGE PARRISH
                                        -------------------------------------
                                        Gage Parrish
                                        Chief Financial Officer