Form 10-K/A
period 1995-12-31
COAST RESORTS INC
filed 1996-07-11
CIK 1001865

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  ___________

                                  FORM 10-K/A

                               (AMENDMENT NO. 1)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ________________ to _______________

                            Commission File #0-26922

                              COAST RESORTS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           NEVADA                                         88-0345704
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               4000 WEST FLAMINGO ROAD, LAS VEGAS, NEVADA 89103
              (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (702) 367-7111

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE

                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X        No
                                               ----         -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes        No  X
                ----      ----

     The number of shares of the Registrant's Common Stock outstanding as of June 30, 1996 was 1,494,352.94. The aggregate market value of the Common Stock held by non-affiliates of the Registrant, was $57,979,251.19 as of June 30, 1996.

                          ___________________________

                              COAST RESORTS, INC.

                               TABLE OF CONTENTS

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                                                       PAGE
                                                                       ----
                                    PART I
Item 1.      Business.................................................    1

Item 2.      Properties...............................................    9

Item 3.      Legal Proceedings........................................   10

Item 4.      Submission of Matters to a Vote of Security Holders......   10

                                    PART II

Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters......................................   11

Item 6.      Selected Financial Data..................................   11

Item 7.      Management's Discussion And Analysis Of Financial
             Condition And Results Of Operations......................   14

Item 8.      Financial Statements and Supplementary Data..............   21

Item 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure......................   22

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.......   23

Item 11.     Executive Compensation...................................   23

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management...............................................   23

Item 13.     Certain Relationships and Related Transactions...........   23

                                    PART IV

Item 14.     Exhibits, Financial Statements, Schedules and Reports on
             Form 8-K.................................................   24


                                     PART I
ITEM 1.  BUSINESS.
         --------

THE COMPANY

     Coast Resorts, Inc., a Nevada corporation (the "Company"), through its wholly owned subsidiary, Coast Hotels and Casinos, Inc ("Coast Hotels"), owns and operates two established Las Vegas hotel-casinos, the Gold Coast Hotel and Casino (the "Gold Coast") and the Barbary Coast Hotel and Casino (the "Barbary Coast"), and is developing and constructing a third hotel-casino in Las Vegas, The Orleans Hotel and Casino ("The Orleans"). Another wholly-owned subsidiary, Coast West, Inc. ("Coast West"), leases certain real property held for potential development of another gaming property in the future, although no assurance can be given that any additional properties will be developed. See "Item 2 -- Properties."

     The Company was recently formed as a holding company to consolidate and reorganize two affiliated partnerships, the Gold Coast Hotel and Casino, a Nevada limited partnership (the "Gold Coast Partnership"), and the Barbary Coast Hotel and Casino, a Nevada general partnership (the "Barbary Coast Partnership" and, together with the Gold Coast Partnership, the "Predecessor Partnerships"). The Gold Coast Partnership, formed in 1987, and the Barbary Coast Partnership, formed in 1978, previously owned and operated the Gold Coast and the Barbary Coast, respectively, and the Gold Coast Partnership commenced the development and construction of The Orleans.

     Unless the context otherwise requires, the term "Company" collectively refers to the Company and its subsidiaries, Coast Hotels and Coast West. The Company's principal executive office is located at 4000 West Flamingo Road, Las Vegas, Nevada 89103. The telephone number is (702) 367-7111.

THE REORGANIZATION

     Effective January 1, 1996, the Predecessor Partnerships were consolidated and reorganized (the "Reorganization") pursuant to an Agreement and Plan of Reorganization, as supplemented and amended, entered into among each of the Predecessor Partnerships, Gaughan-Herbst, Inc., the former sole general partner of the Gold Coast Partnership, and the Company. As a result of the Reorganization, the Company, through Coast Hotels, owns and operates the Gold Coast and the Barbary Coast and is continuing the development and construction of The Orleans begun by the Predecessor Partnerships, and Coast West has become the lessee under the Coast West Lease (as defined below). In the Reorganization,
(a) the partners of the Predecessor Partnerships each transferred to the Company, by assignment or through the merger of Gaughan-Herbst, Inc., their respective partnership interests in the Predecessor Partnerships in exchange for an aggregate of 1,000,000 shares of common stock, par value $.01 per share, of the Company ("Common Stock"), (b) the Company assumed, jointly and severally with Coast Hotels, all of the liabilities of the Predecessor Partnerships other than (i) the obligations under approximately $52.5 million principal amount of notes payable held by certain shareholders of the Company that were exchanged for an aggregate of 494,353 shares of Common Stock on January 16, 1996, and (ii) those liabilities incident to the Coast West Lease, and (c) the Company assumed, jointly and severally with Coast West, all of the liabilities of the Predecessor Partnerships incident to the Coast West Lease.

THE GOLD COAST

     The Gold Coast, which opened in 1986, is located on West Flamingo Road approximately one mile west of the Las Vegas Strip (the "Strip") in close proximity to a major exit from Interstate 15, the major highway linking Las Vegas and Southern California. The Gold Coast features an approximately 70,000 square foot casino, including approximately 2,010 slot machines, 48 table games, a keno lounge, a 700-seat bingo parlor, an 11-table poker room and a 160-seat race and sports book. The Gold Coast also features an 11-story tower with 712 hotel rooms and a swimming pool with a covered bar. From January 1, 1993 through December 31, 1995, the Gold Coast's average occupancy rate was 93.7% and the average daily room rate was $37.72.

     The Gold Coast features three full-service restaurants, including the Mediterranean Room, the Cortez Room and the Monterey Room, a 380-seat buffet, a fast-food restaurant, a snack bar and ice cream parlor. The Gold Coast's entertainment amenities include a 72-lane bowling center, two movie theaters, approximately 10,000 square feet of banquet and meeting facilities, four bars, two entertainment lounges and a dance hall. Other amenities include a gift ship, a liquor store, a travel agency, an American Express office, a Western Union office, a beauty salon, a barber shop, a child care facility and over 3,000 parking spaces.

     The Gold Coast has developed a number of innovative marketing programs designed to complement the non-gaming amenities at the Gold Coast and increase the level of gaming activity. The Gold Coast's slot club (the "Club") has approximately 165,000 active members and, since 1991, has been voted the "Best of Las Vegas" slot club by readers in an annual survey published by Nevada's largest daily newspaper. The Club was established in 1987 to encourage repeat business from slot machine players at the Gold Coast. Each time members win at a Gold Coast slot machine, points are awarded to their accounts. Upon accumulating sufficient points, members can redeem the points for awards, including appliances, vacations and other items. Other Gold Coast marketing programs include the original "Pick the Pros" football contest which attracts approximately 15,000 entries each year, a $250,000 paycheck cashing contest, country music concerts in the dance hall, Superbowl parties and the annual
"Gold Coast Open," a 10-day poker tournament. In addition, the Gold Coast is a sponsor of the annual National Finals Rodeo, which attracts thousands of visitors to Las Vegas each December. The awards ceremonies for the Rodeo are held nightly at the Gold Coast during the 10-day event.

THE BARBARY COAST

     The Barbary Coast, which opened in 1979, is located at the intersection of Flamingo Road and the Strip (the "Flamingo Four Corners"), adjacent to the Flamingo Hotel and Casino. It is situated directly across from Caesars Palace and Bally's Grand and is diagonally across from the site of the former Dunes Hotel and Casino where Mirage Resorts, Inc. is developing a new mega-resort, Bellagio. Additionally, Bally's Entertainment has announced its intention to develop a new mega-resort, Paris, to be located adjacent to Bally's Grand. These properties are expected to open during 1998.

     The Barbary Coast features an approximately 30,000 square foot casino, including approximately 562 slot machines, 45 table games, race and sports books and other amenities. The Barbary Coast also features an 8-story tower with 197 hotel rooms. From January 1, 1993 through December 31, 1995, the Barbary Coast's average occupancy rate was 95.3% and the average daily room rate was $48.56.
The Barbary Coast is furnished and decorated in an elegant turn-of-the-century Victorian theme and includes three bars and three restaurants, including Michael's gourmet restaurant, the Victorian Room, which features Chinese and American cuisine and a McDonald's restaurant. For the past three years, Michael's, which caters primarily to preferred casino customers, has received a distinguished dining award from the Distinguished Restaurants of North America. According to the Distinguished Restaurants of North America, a non-profit organization, in order to qualify for the distinguished dining award, a restaurant must have been open to the public under the same ownership for at least three years and pass an evaluation conducted anonymously by specially trained members of the organization's independent panel of industry professionals and consumers who are "connoisseurs" of distinguished dining.

     The Barbary Coast is designed to provide a more personal and intimate casino environment than the larger casinos that surround it on the Strip. Management believes that the Barbary Coast's strategic location on the Flamingo Four Corners has historically resulted in a large volume of pedestrian traffic from the Strip, which has provided a significant part of its gaming revenues. This important walk-in traffic has fluctuated since the opening of the Mirage mega-resort in 1989 altered foot traffic patterns on the Strip. Since then, other factors such as the closing of the former Dunes Hotel and Casino in January 1993, the addition of new casinos at the south end of the Strip, including the Excalibur in June 1990 and the Luxor and MGM Grand in 1993, and sidewalk and road construction around the Barbary Coast during the first six months of 1995, have all contributed to a substantial decrease in walk-in traffic at the Barbary Coast. Management expects that pedestrian traffic at the Flamingo Four Corners and the Barbary Coast will increase as a result of the expected openings during 1998 of Bellagio, Paris and the recently announced Caesars Expansion (as defined below). No assurance can be given, however, that Bellagio or Paris will open or the Caesars Expansion will be completed or, if opened or completed, will increase the volume of walk-in customers to the Barbary Coast.

ORLEANS

     The Company is developing The Orleans to expand its presence in the growing Las Vegas market and to capitalize on management's belief in the demand for an upscale, off-Strip hotel-casino alternative for both visitors to Las Vegas and local residents. The Orleans site is located on Tropicana Avenue, approximately one and one-half miles west of the Strip. Construction of The Orleans commenced in July 1995 and The Orleans is expected to open by December 1996.

     The Orleans is designed with a distinctive theme reflecting the architectural heritage of the New Orleans French Quarter. The Orleans is expected to feature an approximately 92,000 square foot casino, a 22-story tower consisting of 840 hotel rooms, a 70-lane bowling center, approximately 40,000 square feet of banquet and meeting facilities, including an approximately 17,000 square foot grand ballroom, a wedding chapel, five restaurants, specialty themed bars, a child care facility, a barber shop, a beauty salon and approximately 3,750 parking spaces. The casino is expected to include approximately 2,150 slot machines, 62 table games, a keno lounge, a poker parlor and race and sports books. Plans for The Orleans also include an 800-seat live entertainment theater patterned after those in Branson, Missouri that is expected to feature headline performers, musical shows and other special events.

     The Orleans has a construction and development budget of approximately $158.1 million (including contingencies but excluding pre-opening expenditures, opening bankroll and capitalized interest costs). Coast Hotels has entered into an Agreement between owner and Contractor with J.A. Tiberti Construction Company, Inc. ("Tiberti Construction"), the general contractor for the construction of The Orleans, dated as of January 24, 1996, for the construction of buildings and site improvements for a guaranteed maximum price not to exceed
$100.0 million.    The construction and development budget also includes
approximately $53.2 million for furniture, fixtures, equipment, signs and certain interior and other improvements that will be completed pursuant to separate contracts to be entered into between the Company and various contractors and suppliers. Additionally, the budget allocates approximately $4.9 million for architectural and design fees. As of June 30, 1996, Coast Hotels had paid approximately $55.7 million in construction and development costs, including approximately $48.8 million for work that is subject to the Construction Contract, approximately $4.6 million of architectural and design fees and approximately $2.3 million of other construction and development costs. There can be no assurance that Tiberti Construction would have the financial resources to fund any significant cost overruns in excess of the $100.0 million guaranteed maximum contract price. J. Tito Tiberti, a director and shareholder of the Company and a director of Coast Hotels, is the president, a director and shareholder of, and together with his immediate family controls, Tiberti Construction.

     Initial construction costs of The Orleans were funded with cash flow from Gold Coast operations and borrowings under an unsecured revolving credit facility. On January 30, 1996, Coast Hotels consummated a private placement of $175.0 million principal amount of First Mortgage Notes due 2002 (the "First Mortgage Notes), a portion of the net proceeds of which are being used for the construction of The Orleans. The Company believes that the available proceeds from the offering of the First Mortgage Notes, in combination with approximately $30.0 million of anticipated equipment financing and internally generated cash from operations during The Orleans construction period, should be sufficient to fund the development, construction, opening and equipping of The Orleans. However, any construction project entails significant construction risks, including cost overruns, shortages of materials or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppages, fire and other natural disasters, construction scheduling problems and weather interferences, any of which, if they occurred, could delay construction or result in a substantial increase in costs to the Company. Such risks may be compounded by the Company's decision to construct The Orleans on an accelerated schedule under which construction is in process while final plans are being completed. To the extent that the completion of The Orleans is delayed, operational results of the Company will be adversely impacted.

     The opening of The Orleans will be contingent upon, among other things, the Company's receipt of all required licenses, permits and authorizations. The scope of the approvals required for a project of this nature is extensive, including, without limitation, state and local land-use permits, building and zoning permits, health and safety permits and gaming and liquor licenses. In addition, unexpected changes or concessions required by local, regulatory and state authorities could involve significant additional costs and could delay or prevent the completion of construction or the opening of all or part of The Orleans. The Company has obtained all permits, licenses and approvals necessary for the construction in progress of The Orleans to date. There can be no assurance, however, that the Company will receive the necessary permits, licenses and approvals for the construction and operation of The Orleans that it has not yet obtained, or that such permits, licenses and approvals will be obtained within the anticipated time frame. Furthermore, there can be no assurance that The Orleans will become operational or become operational within the time frames and budgets currently contemplated.
     If the Company's sources of funds prove to be inadequate to complete and open The Orleans as designed, the Company would be required to reduce the size or scope of the project, reduce or delay capital expenditures or sell material assets or operations. No assurance can be given that the Company would be successful in implementing any of these alternatives, if necessary. If the construction budget were to increase significantly, completion of construction were to be delayed or the Company were to be unsuccessful in implementing necessary alternatives, there would be a material adverse effect on the financial condition and results of operations of the Company.

BUSINESS AND MARKETING STRATEGY

     The Company's business strategy is to attract gaming customers to its various gaming facilities by offering a combination of quality gaming, dining and entertainment activities. In addition, both the Gold Coast and Barbary Coast seek to encourage repeat business by providing friendly service and complimentary or reduced-rate accommodations, meals and automotive and aircraft transportation. However, the Gold Coast and the Barbary Coast each target different markets and employ different techniques to accomplish its strategy.

     The Gold Coast primarily targets middle-market gaming customers, catering to local residents as well as repeat visitors to Las Vegas who desire an alternative to the hotel-casino properties located on the Strip. Management's operating strategy is to maximize customer visitation and thereby increase casino revenues at the Gold Coast by offering value-conscious customers a combination of friendly service, generous portions of quality food at competitive prices and clean, comfortable and inexpensive hotel rooms. Management believes this value-oriented approach has generated a high level of customer satisfaction, fostering customer loyalty and repeat business. In addition, the Gold Coast is conveniently located on West Flamingo Road, in close proximity to a major exit from Interstate 15, offering easy automotive access from all four directions in the Las Vegas valley. The Gold Coast has developed a number of innovative campaigns designed to promote its business and attract local residents. See "--The Gold Coast."

     The Barbary Coast's customer base is primarily visitors to the Las Vegas area. In addition to its favorable location on the Las Vegas Strip, which has historically enabled it to attract a large volume of walk-in traffic, the Barbary Coast has also benefited from its more intimate gaming atmosphere, allowing it to develop a loyal base of table games customers.

     Management believes that The Orleans will differentiate itself in the Las Vegas market by combining an upscale, off-Strip experience in an exciting New Orleans French Quarter-themed environment with a wide variety of non-gaming amenities. The Orleans will primarily target middle to upper-middle income gaming customers, both visitors to Las Vegas and local residents. Management believes The Orleans will be an attractive alternative for Las Vegas visitors and local residents by offering a full-service hotel-casino and entertainment experience complemented with a value-oriented pricing strategy. The Orleans will employ marketing programs similar to those which make the Gold Coast a success, including a slot club and football contests, and will tailor its marketing programs to promote The Orleans as a multi-faceted entertainment complex.

GAMING SECURITY

     Each of the Company's existing casinos employs extensive supervision and accounting procedures to control the handling of cash in their gaming operations. These measures include security personnel; closed-circuit television observation of critical areas of the casino; locked cash boxes; independent auditors and observers; strict sign-in and sign-out procedures which ensure, to the extent practicable, that gaming chips issued by, and returned to, the casino cashier's cages are accurately accounted for; and procedures for the regular observation of gaming employees. The accounting departments of each of the Company's casinos, which employ persons who have no involvement in the gaming operations, review on a daily basis records compiled by gaming employees pertaining to cash flow and credit extension. Moreover, regular periodic analysis of the results of the Company's gaming operations, including analyses of the Company's compliance with the internal control standards established by the Nevada Board (as defined herein), are performed by the Company and its independent auditors to detect significant deviations from industry standards. Based on the results of these analyses, management believes that its procedures are in compliance in all material respects with the requirements established by the Nevada Gaming Authorities (as defined below).

CREDIT POLICY

     The Gold Coast and the Barbary Coast each issue credit in exchange for gaming chips in compliance with the regulations of the Nevada Gaming Authorities. Credit will be extended to a customer only after examination of the customer's financial condition in accordance with established credit policies. Credit customers are not a material aspect of the operations of the Gold Coast or the Barbary Coast. For fiscal years ending December 31, 1994 and December 31, 1995, respectively, approximately 4.9% and 5.1% of the Gold Coast's table game volume involved the issuance of credit, and approximately 8.8% and 9.0% of the Barbary Coast's table game volume involved the issuance of credit. As of December 31, 1995, the Company had approximately $1.4 million in outstanding customer credit. Nevada gambling debts evidenced by a credit instrument are legally enforceable in Nevada, but Nevada judgments enforcing such instruments may not be enforceable in other states.

FUTURE PLANS

     The Company is exploring the possible development of additional gaming properties. The Company is contemplating the development of a new gaming property in the northwestern area of the Las Vegas valley on real property which is leased by Coast West. Preliminary plans for the property include, in addition to casino space and hotel rooms, movie theatres, banquet and meeting facilities and possibly a bowling center. Management does not expect to begin construction of this property until after The Orleans has commenced gaming operations.

     The Company owns an approximately 29.0-acre parcel of undeveloped land located at the corner of Rancho Drive and Carey Avenue in North Las Vegas, in close proximity to the Fiesta Hotel and Casino and the Texas Station. The site is zoned for gaming.

     The Company has no agreements, arrangements or understandings with respect to financing the development of either of the foregoing sites, and does not expect to commence such development in the near future. Any future development would be subject to, among other things, the Company's ability to obtain necessary financing. No assurance can be given that the Company will develop successfully any additional properties or, if completed, such properties will be successful.

COMPETITION

     Both the gaming and hotel industries are highly fragmented and characterized by a high degree of competition among a large number of participants. Many of the Company's competitors are much larger than the Company and have substantially greater resources.

     The Company faces competition from all other casinos and hotels in the Las Vegas area, including competitors that primarily target local residents and casinos and hotels located on the Strip, on the Boulder Highway and in downtown Las Vegas. The Company also faces competition from non-hotel gaming facilities that also target local residents of Las Vegas. Several of the Company's direct competitors have opened new hotel-casinos or have commenced or completed major expansion projects in recent months, and the construction of two additional hotel-casinos catering to local residents is currently underway. In addition, the Strip is experiencing a significant increase in the number of hotel rooms and gaming capacity. In June 1996, Monte Carlo, a 3,000-room hotel-casino, opened on the Strip and New York-New York, a 2,500-room hotel-casino, is expected to open in December 1996. Additionally, Bellagio and Paris are expected to be completed during 1998 and Caesars Palace has recently announced an extensive expansion and renovation plan (the "Caesars Expansion") that will add, among other things, approximately 2,000 new hotel rooms and significant expansion of the Forum Shop areas. Furthermore, Harrah's has commenced construction of an expansion that is expected to include additional hotel rooms, and Luxor has commenced construction on an additional 2,000 hotel rooms.
Several other new hotel-casino projects have been announced and are expected to be completed by the year 2000 which would further increase the number of hotel rooms and gaming capacity. The completion of each of these projects would add approximately 16,000 hotel rooms to the Strip by 1998. Each of these facilities is expected to draw significant numbers of visitors and increase the overall pedestrian traffic on the Strip. While management believes that the opening of Bellagio and Paris and the completion of the Caesars Expansion will increase pedestrian traffic at the Flamingo Four Corners and thereby benefit the Barbary Coast, the construction of new properties, including the mega-resorts, and the expansions or enhancements of existing properties by competitors could have a material adverse effect on the Company's business and results of operations.

     The Company also competes for gaming customers to a lesser extent with casinos located in the Laughlin and Reno-Lake Tahoe areas of Nevada, in Atlantic City, New Jersey, and in other parts of the world, including gaming on cruise ships and international gaming operations, as well as with state-sponsored lotteries, on- and off- track wagering, card parlors, riverboat and Native American gaming ventures and other forms of legalized gaming in the United States. In addition, several states have recently legalized, and several other states are currently considering legalizing, casino gaming in specific geographical areas within those states. The Company believes that the development of casino properties similar to those in Las Vegas in areas close to Nevada, particularly California and Arizona, could have a material adverse effect on its business and its results of operations. The Company believes that the recent widespread legalization of gaming is being fueled by a combination of increasing popularity and acceptability of gaming activities and the desire and need for states and local communities to generate revenues without increasing general taxation. The Company believes that the legalization of unlimited land-based casino gaming in or near any major metropolitan area, such as Chicago or Los Angeles, could have a material adverse effect on its business and results of operations. In addition, the development or expansion of casinos, lotteries and other forms of gaming in other states, particularly in areas close to Nevada such as California, could have a material adverse effect on the Company's business and its results of operations.

     The Gold Coast primarily targets local residents as well as repeat visitors to Las Vegas. While The Orleans is expected to target a higher income segment of gaming customers, it will also focus its marketing efforts in part on the same customer base as the Gold Coast. The Orleans will be located approximately one mile south of the Gold Coast. Due to the close proximity and overlapping target markets of the two properties, the opening of The Orleans may negatively impact the operating results and financial performance of the Gold Coast and the Company will be subject to greater risks, including risks related to local competitive and economic conditions, than if these two gaming properties were more geographically distant or had more diverse targeted markets.

ENVIRONMENTAL MATTERS

     The Company is subject to a wide variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. While management believes that the Company is presently in material compliance with all environmental laws, failure to comply with such laws could result in the imposition of severe penalties or restrictions on operations by government agencies or courts that could adversely affect operations. The Company has completed Phase I environmental assessments at the seven properties owned or leased by it. The reports include suggestions relative to certain conditions and areas of potential environmental concerns. The reports did not, however, identify any environmental conditions or non-compliance, the remediation or correction of which are reasonably expected to have a material adverse impact on the business or financial condition of the Company at any of the sites.

EMPLOYEES AND LABOR RELATIONS

     At June 30, 1996, there were approximately 2,200 and 800 employees at the Gold Coast and the Barbary Coast, respectively.

     None of the employees at the Gold Coast is represented by a union. Coast Hotels has a collective bargaining agreement with the International Union of Operating Engineers which covers 13 employees at the Barbary Coast. This agreement became effective in March 1995 and expires in March 1998. Coast Hotels also has a collective bargaining agreement with the Culinary Workers Union and Bartenders Union which covers approximately 260 employees that work in the food, hotel, bar and slot departments at the Barbary Coast. This agreement became effective in October 1993 and expires in May 1999. Management believes that its relations with its employees are satisfactory.

NEVADA REGULATION AND LICENSING

     The ownership and operation of casino gaming facilities in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"), and (ii) various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board") and the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"). The Nevada Commission, the Nevada Board and the Clark County Board are collectively referred to as the "Nevada Gaming Authorities."

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which seek to, among other things, (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity, (ii) establish and maintain responsible accounting practices and procedures, (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities, (iv) prevent cheating and fraudulent practices and (v) provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

     Coast Hotels, which operates Gold Coast and the Barbary Coast, is licensed by the Nevada Gaming Authorities and is a corporate licensee (a "Corporate Licensee") under the terms of the Nevada Act. The gaming licenses require the periodic payment of fees and taxes and is not transferable. The Company is registered with the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of Coast Hotels. As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may request. No person may become a shareholder of, or receive any percentage of the profits from, Coast Hotels without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and Coast Hotels have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities at the Gold Coast and the Barbary Coast.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or Coast Hotels in order to determine whether such individual is suitable or should be licensed as a business associate of a Corporate Licensee or a Registered Corporation. Officers, directors and certain key employees of the Company must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of Coast Hotels may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee of the Company or Coast Hotels unsuitable for licensing or unsuitable to continue having a relationship with the Company or Coast Hotels, the Company and Coast Hotels would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company and Coast Hotels to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     The Company and Coast Hotels are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Coast Hotels must be reported to, or approved by, the Nevada Commission.

     If it were determined that the Nevada Act was violated by Coast Hotels, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, Coast Hotels and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

     Any beneficial holder of a Registered Corporation's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of a Registered Corporation's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15% of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of a Registered Corporation, any change in a Registered Corporation's corporate charter, bylaws, management, policies or operations, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by shareholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the owner, after request, fails to identify the beneficial owner. Any shareholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a shareholder or to have any other relationship with the Company or Coast Hotels, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person,
(iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities, including, if necessary, the immediate purchase of such voting securities for cash at fair market value.

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Corporate Licensee or a Registered Corporation to file applications, be investigated and be found suitable to own the debt security.
If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Corporate Licensee or the Registered Corporation can be sanctioned, including the loss of its licenses, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

     The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act.

     Neither the Company nor Coast Hotels may make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to require or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

     Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission with respect to a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling shareholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as a part of the approval process relating to the transaction.

     The Nevada legislature had declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before a Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by a Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's shareholders for the purposes of acquiring control of the Registered Corporation.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

ITEM 2.  PROPERTIES.
         ----------

     The Company owns the approximately 26.0 acres that the Gold Coast occupies on West Flamingo Road. The Company also owns an 8.33-acre site across the street from the Gold Coast that contains an approximately 100,000 square foot warehouse. The warehouse is used by both the Gold Coast and the Barbary Coast as a shared distribution and storage facility and has capacity that will be used by The Orleans.

     The Barbary Coast occupies approximately 1.8 acres at the intersection of Flamingo Road and the Strip. The hotel-casino occupies real property that is currently leased by the Company pursuant to a lease that expires on May 1, 2003. The lease provides for rental payments of $175,000 per annum. The lease contains two options, exercisable by the Company, to extend the term of the lease for 30-years each (with the rent to be readjusted as provided in the lease during those renewal periods). The Company has an option to purchase the leased property at any time during the six month period prior to the expiration of the lease, provided that certain conditions are met, at a purchase price equal to the greater of $3.5 million or the then appraised value of the real property. The Company also has a right of first refusal in the event the landlord desires to sell the real property during the initial term of the lease. The Company also leases approximately 2.5 additional acres of real property located adjacent to the Barbary Coast. The lease expires on December 31, 2003. The lease provides for rental payments of $125,000 per annum. The real property is used by the Company as a parking lot for its employees and for valet parking. The landlord has the right to terminate the lease upon six months prior notice to the Company if it requires the use of the property for its own business purposes (which excludes leaving the property vacant or leasing it to third parties prior to January 1, 2003).

     The Orleans is being constructed on a portion of an 80.0-acre site located on West Tropicana Avenue, approximately one mile south of the Gold Coast. The real property is leased pursuant to a ground lease entered into by the Company and The Tiberti Company, a Nevada general partnership. The lease has an effective commencement date as of October 1, 1995 and will continue for an initial term of 50 years, and includes an option, exercisable by the Company, to extend the initial term for an additional 25 years. The lease provides for monthly rental payments commencing in January 1996 of $251,726 per month through December 1996, $175,000 per month during the 26-month period thereafter, $200,000 per month during the 36-month period thereafter, $225,000 per month during the 48-month period thereafter and $250,000 per month during the 60-month period thereafter. In March 2011, annual rental payments will increase on a compounding basis at a rate of 3.0% per annum. In addition, the Company has been granted an option to purchase the real property during the two-year period commencing in February 2016. The lease provides that the purchase price will be the fair market value of the real property at the time the Company exercises the option, provided that the purchase price will not be less than 10 times the annual rent and not more than 12 times such annual rent at such time.

     Coast West, as the successor to the Gold Coast Partnership, leases an approximately 50.0-acre site located at the corner of Rampart Boulevard and Alta Drive in northwest Las Vegas pursuant to a Ground Lease Agreement dated as of October 28, 1994 (the "Coast West Lease"). The Company plans to develop in the future the Sundance at such site, although there can be no assurance that the Sundance will ever be developed or, if developed, will be successful. See "--Future Plans." The initial term of the Coast West Lease commenced on September 1, 1995, and expires on December 31, 2055. The lease contains three options, exercisable by Coast West, to extend the term of the lease for 10 years each. The lease provides for monthly rental payments of $166,667 for the year ending December 31, 1995. Thereafter, the monthly rent will be increased by the amount of $5,000 in January of each year. The landlord has the option to require Coast West to purchase the property at the end of 2014, 2015, 2016, 2017 and 2018, at the fair market value of the real property at the time the landlord exercises the option, provided that the purchase price shall not be less than 10 times nor more than 15 times the annual rent at such time. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31.0 million to approximately $51.0 million in the years 2014 through 2018. Coast West has a right of first refusal in the event the landlord desires to sell the property at any time during the lease term.

     In March 1995, the Gold Coast Partnership purchased approximately 29.0 acres of undeveloped land located at the corner of Rancho Drive and Carey Avenue in North Las Vegas in close proximity to the Fiesta Hotel and Casino and the Texas Station. The site is zoned for gaming, although the Company has no present intention to develop the property.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

     The Predecessor Partnerships currently and from time to time are involved in litigation arising in the ordinary course of its business. In October 1994, a security guard at the Barbary Coast filed a disability discrimination claim under the Americans With Disabilities Act with the Equal Employment Opportunity Commission ("EEOC"). No action has yet been taken by the EEOC. In addition, in July 1995, a former dealer at the Barbary Coast filed a discrimination lawsuit under Title VII and the Nevada Fair Employment Practices Act (removed to federal district court in Nevada), seeking full back pay, benefits, seniority and prejudgment interest, compensatory damages in an amount in excess of $20,000, punitive damages in an amount in excess of $20,000 and attorneys' fees and costs of suit. The Barbary Coast Partnership filed a motion to dismiss the lawsuit based upon failure to timely file discrimination charges. The Barbary Coast Partnership denied the existence of any alleged discrimination and intends to vigorously defend itself in these proceedings. In connection with the Reorganization, the Company has assumed substantially all of the liabilities of the Predecessor Partnerships, including liabilities, if any, related to such litigation. The Company does not believe that such litigation, including the foregoing proceedings, will, individually or in the aggregate, have material adverse effect on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

     No matters were submitted to the shareholders of the Company during the quarter ended December 31, 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -----------------------------------------------------------------
         MATTERS.
         -------

     No equity securities of the Company are being, or have been, publicly offered by the Company. The Company may in the future, from time to time, issue additional equity securities, including without limitation in connection with establishing employee stock incentive plans. As of June 30, 1996, the Company had approximately 60 shareholders.

     The Company was formed in September 1995 and has not declared or paid any dividends. The Company intends to retain future earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of all dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. As a holding company, the Company is reliant upon the operations of its subsidiaries for cash flow. Subject to certain exceptions, Coast Hotels is restricted under its financing arrangements, including the indenture under which the First Mortgage Notes were issued (the "Indenture"), from declaring or paying any dividends or making any distributions to the Company prior to the date upon which The Orleans is operating. Following such date, Coast Hotels may pay dividends and make distributions to the Company only if certain financial covenants are met. No assurance can be given that Coast Hotels will be permitted under its financing arrangements, including the Indenture, to pay any cash dividends to the Company.


ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

     The following Selected Historical and Pro Forma Financial Data should be read in conjunction with ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the financial statements and notes thereto included elsewhere in this Annual Report. The historical statements of income data for the four years ended December 31, 1992, 1993, 1994 and 1995 and the historical balance sheet data as of December 31, 1993, 1994 and 1995 are derived from the financial statements of the Company which have been audited by Coopers & Lybrand L.L.P. The historical statements of income data for the year ended December 31, 1991 and the historical balance sheet data as of December 31, 1991 and 1992 have been derived from the financial statements of the Gold Coast Partnership and the Barbary Coast Partnership which were audited by other auditors, whose reports are not presented in this Annual Report.

     The selected pro forma financial data set forth below is derived from the unaudited pro forma financial statements and notes thereto included elsewhere in this Annual Report, and reflects the pro forma impact of the sale of the First Mortgage Notes and other transactions described in footnote 8 hereafter. The pro forma balance sheet data assumes that such transactions occurred on December 31, 1995 and the pro forma income statement data assumes that such transactions occurred on January 1, 1995. The selected pro forma data is presented for informational purposes only and does not purport to present the results which would have been achieved had the transactions assumed therein occurred on the dates specified, nor is it necessarily indicative of the results that may be achieved in the future. The selected pro forma financial data is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, together with the related notes thereto, included elsewhere in this Annual Report.

                SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA

                                                                      YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------------
                                                                    HISTORICAL
                                           ------------------------------------------------------------     PRO FORMA
                                              1991         1992         1993        1994         1995          1995
                                           ---------    ---------    ---------    ---------    --------    ------------
                                                                      (DOLLARS IN THOUSANDS)
STATEMENTS OF INCOME DATA:
Net revenues............................    $163,142     $169,251     $169,573     $172,573    $174,756       $ 174,756
Departmental operating expenses (1).....     100,745      105,037      108,662      115,028     114,253         114,253
General and administrative expenses.....      29,243       30,290       32,402       32,940      35,132          35,782
Guaranteed payments to former
 partners (2)...........................       2,501        2,762        2,485                    2,672             858
Depreciation and amortization...........       8,658        8,492        7,822        6,766       7,280           7,280
Operating income........................      21,995       22,670       18,202       15,167      17,233          17,441
Interest expense, net...................      (3,664)      (1,852)        (837)        (227)     (3,545)        (28,767)
Other income (expense)..................        (222)         128            3           23          92              92
                                            --------     --------     --------     --------    --------       ---------
Net income (loss).......................    $ 18,109     $ 20,946     $ 17,368     $ 14,963      13,780         (11,234)
                                            ========     ========     ========     ========    ========       =========
PRO FORMA INFORMATION TO REFLECT
CHANGE IN TAX STATUS (3):
Provision for income taxes..............       6,157        7,333        6,117        5,251       4,823              --
                                            --------     --------     --------     --------    --------       ---------
Net income (loss).......................    $ 11,952     $ 13,613     $ 11,251     $  9,712    $  8,957        ($11,234)
                                            ========     ========     ========     ========    ========       =========
OTHER DATA:
EBITDA (4)..............................    $ 30,653     $ 31,162     $ 26,024     $ 21,933      24,513          24,721
Capital expenditures....................    $  2,328     $  2,104     $  2,736     $  5,514    $ 32,331          32,331
Distributions to partners (5)...........    $  9,000     $ 11,250     $ 11,500     $ 25,823    $ 58,660          58,660
Ratio of earnings to fixed charges......        5.3x        11.2x        17.9x        30.9x        4.3x             ---(6)
CASH FLOW INFORMATION:
Operating activities....................    $ 27,408       28,934       28,817       22,572      22,489
Investing activities....................      (2,267)      (2,324)      (2,294)      (5,509)    (32,112)
Financing activities....................     (23,476)     (26,929)     (22,887)     (14,884)      7,199

                                                                      AS OF DECEMBER 31,
                                           -------------------------------------------------------------------------------
                                                                     HISTORICAL
                                           ------------------------------------------------------------      PRO FORMA (8)
                                              1991         1992         1993         1994        1995            1995
                                           ---------    ---------    ---------    ---------    --------    ---------------
                                                                      (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...............    $ 11,471     $ 11,152     $ 14,788     $ 16,967    $ 14,543        $ 63,297(9)
Total assets............................     130,914      125,029      123,570      134,295     152,363         323,417
Total long-term debt (7)................      27,739       11,783        1,464       11,776      83,357         201,886
Stockholder's equity....................      83,064       92,760       98,628       87,781      42,888          92,913

- - ----------------------
See Footnotes to Selected Historical and Pro Forma Financial Data.

         Footnotes to Selected Historical and Pro Forma Financial Data

     (1) Includes casino, food and beverage, hotel and other expenses.

     (2) Prior to the Reorganization, the Predecessor Partnerships made guaranteed payments to partners pursuant to the terms of their respective partnership agreements. In connection with the Reorganization, such guaranteed payments have been eliminated and replaced with annual compensation (reflected in general and administrative expenses) to Michael J. Gaughan and certain other former partners of the Predecessor Partnerships who are executive officers of the Company. See "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 11. Executive Compensation."

     (3) The Gold Coast Partnership and the Barbary Coast Partnership operated as partnerships and were not subject to federal income taxes. As a result of the Reorganization, the operations of the Gold Coast and the Barbary Coast are being conducted by the Company, which has been formed as a "C Corporation" and, therefore, is subject to federal income taxes. A pro forma provision for federal income taxes has been made, and pro forma net income has been calculated, for the historical financial statements for all periods presented as if the Gold Coast Partnership and the Barbary Coast Partnership had been treated as a C corporation during those periods.

     (4) EBITDA consists of operating income plus depreciation and amortization. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flows or a measure of liquidity. EBITDA is presented solely as supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry.

     (5) Because the Gold Coast Partnership and the Barbary Coast Partnership were partnerships during these periods, a substantial portion of their net income was distributed to the partners. In 1994, the Barbary Coast Partnership distributed $11.0 million of partners' capital in the form of notes payable and, in 1995, the Gold Coast Partnership distributed $50.0 million of partners' capital in the form of notes payable. Such distributions represented previously taxed but undistributed earnings of the Predecessor Partnerships. See Notes to Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     (6) The pro forma ratio of earnings to fixed charges for the year ended December 31, 1995 has not been computed since earnings would not have been sufficient to cover fixed charges. The pro forma deficiency for the year ended December 31, 1995 was approximately $11.5 million.

     (7)  Excludes current maturities.

     (8) The pro forma financial information gives effect to (i) the sale of the First Mortgage Notes and the application of the net proceeds therefrom, (ii) the planned incurrence of the $30.0 million of equipment financing expected to be incurred in the fourth quarter of 1996 to purchase equipment for The Orleans,
(iii) the exchange of $52.5 million of notes payable held by certain shareholders of the Company for shares of Common Stock, and (iv) the change in income tax status resulting from the Reorganization. The pro forma balance sheet data assumes that such transactions occurred on December 31, 1995. The pro forma statements of income data assumes that such transactions occurred on January 1, 1995. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     (9) Pro forma cash and cash equivalents include (i) restricted cash of approximately $19.3 million, (ii) $30.0 million of equipment financing expected to be incurred in the fourth quarter of 1996 to purchase equipment for The Orleans and (iii) approximately $1.0 million used to repay additional borrowings under the Company's revolving credit facility made subsequent to year-end. As the approximately $1.0 million in additional borrowings is not reflected in pro forma total long-term debt, upon such repayment, pro forma cash and cash equivalents would decrease by approximately $1.0 million without a corresponding decrease in pro forma total long-term debt.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's financial statements, including the notes thereto, and the other financial information appearing elsewhere in this Annual Report. The discussion herein reflects the historical operations of the Gold Coast and the Barbary Coast which, prior to the consummation of the Reorganization on January 1, 1996, had been operated separately by the Predecessor Partnerships. As a result of the Reorganization, the Company is a holding company which conducts its operations through Coast Hotels, which owns and operates the Gold Coast and the Barbary Coast and is developing and constructing The Orleans, and Coast West, which leases certain real property. See "Item 1. Business."

OVERVIEW

     The Company was recently formed as a holding company to consolidate and reorganize two affiliated partnerships, the Gold Coast Partnership and the Barbary Coast Partnership, and to develop and construct The Orleans, a new gaming property to be located in Las Vegas. The Company's net revenues and net income are derived primarily from gaming activities at the Gold Coast and the Barbary Coast. The Company utilizes food and beverage, hotel operations and its various entertainment amenities to maximize customer visitation to its casinos, thereby enhancing gaming revenues. The Company expects to maintain a pricing structure for its non-gaming amenities that is competitive with comparable casinos in their respective markets. For the year ended December 31, 1995, casino revenues for the Gold Coast and the Barbary Coast accounted for approximately 72.2% and 80.2%, respectively, of total net revenues.

RESULTS OF OPERATIONS -- GOLD COAST

     The Gold Coast's core customer base is the local residents of Las Vegas. The Gold Coast seeks to attract these local residents as well as repeat visitors to Las Vegas by offering a combination of casino, entertainment, dining and recreational activities, as well as its convenient location, easy automotive access, ample parking and child care facilities. The net revenues and net income of the Gold Coast are derived largely from casino gaming. Management's operating strategy is to maximize customer visitation and thereby increase casino revenues by offering value-conscious customers a combination of friendly service, generous portions of quality food at competitive prices, clean, comfortable and inexpensive hotel rooms and a wide array of entertainment amenities. Historically, the Gold Coast has in particular targeted local resident slot players through its slot club. As a result, slot win has generally accounted for approximately two-thirds of the Gold Coast's casino revenues.

     The following table sets forth, for the periods indicated, certain financial information regarding the historical results of operations of the Gold Coast.

                                  GOLD COAST

                                           YEARS ENDED DECEMBER 31,
                                       --------------------------------
                                         1993        1994        1995
                                       --------    --------    --------
                                            (DOLLARS IN THOUSANDS)
Revenues:
 Casino.............................   $ 90,945    $ 93,500    $ 94,354
 Food and beverage..................     26,214      27,431      28,784
 Hotel..............................      8,632       9,062       9,710
 Other (1)..........................      7,358       7,934       8,392
                                       --------    --------    --------
   Gross revenues...................    133,149     137,927     141,240
 Less: promotional allowances (2)...     (8,876)     (9,433)    (10,545)
                                       --------    --------    --------
 Net revenues.......................    124,273     128,494     130,695
Expenses:
 Casino.............................     40,959      43,162      43,980
 Food and beverage..................     25,614      28,157      25,566
 Hotel..............................      4,872       5,489       5,378
 Other..............................      6,153       6,473       6,935
 General and administrative(3)......     22,247      23,625      24,986
 Guaranteed payments to former
   partner (3)......................        458         472         460
 Depreciation and amortization......      5,639       4,704       5,457
                                       --------    --------    --------
   Total operating expenses.........    105,942     112,082     112,762
                                       --------    --------    --------
Operating income....................     18,331      16,412      17,933
Total other income (expense) (4)....       (476)        111      (2,067)
                                       --------    --------    --------
Net income..........................   $ 17,855    $ 16,523    $ 15,866
                                       ========    ========    ========

- - -------------------
(1) Includes revenues primarily derived from bowling, gift shop, theater and liquor store operations.

(2) Amounts represent the retail value for rooms, food, beverage and other promotional items provided to customers without charge.

(3) Prior to the Reorganization, the Gold Coast Partnership made guaranteed payments to Michael J. Gaughan based on a minimum salary plus 1% of the profits at the Gold Coast as required under the Gold Coast Partnership Agreement. In connection with the Reorganization, such guaranteed payments have been eliminated and replaced with annual compensation to Mr. Gaughan as
    an employee of the Company.   After giving effect to the compensation being
    paid subsequent to the Reorganization, general and administrative expenses would have been approximately $22.4 million, $23.8 million and $25.2 million in 1993, 1994 and 1995, respectively.

(4) Includes interest (net) and gains and losses on disposal of equipment.

     Fiscal 1995 Compared to 1994

     Net Revenues. Net revenues for 1995 were $130.7 million compared to $128.5 million in 1994, an increase of $2.2 million (1.7%). Food and beverage revenues accounted for most of the increase, while casino, hotel and other revenues also increased.

     Casino revenues were $94.4 million in 1995 compared to $93.5 million in 1994, an increase of 0.9%. Table game revenues increased $1.1 million (6.3%) in 1995 to $19.4 million compared to $18.3 million in 1994. Table game drop (i.e., the total amount of cash and credit wagered at table games) increased only slightly (1.5%), but a higher table game hold percentage (i.e., table game revenues (win) as a percentage of table game drop) accounted for the increased revenues. Slot revenues were $64.4 million in 1995 compared to $63.3 million in 1994, an increase of $1.1 million (1.8%) as the Gold Coast began to realize the effect of upgrading most of its slot machines during the year. Sports book wagering volume (i.e., the total amount of cash wagered on sporting events) increased $4.6 million (13.9%) in 1995, but a lower sports book win percentage resulted in a 24.5% decrease in revenues to $2.5 million compared to $3.3 million in 1994. The race book, poker room and keno lounge all experienced lower wagering volume, resulting in lower revenues in those departments. Race book revenues declined $320,000 (9.6%) from $3.3 million in 1994 to $3.0 million in 1995, poker room revenues declined $312,000 (12.5%) from $2.5 million in 1994 to $2.2 million in 1995 and keno revenues declined $190,000 (8.1%) from $2.4 million in 1994 to $2.2 million in 1995. Bingo drop (i.e., the amount of cash wagered at bingo) increased 12.8% and bingo revenue increased by $183,000 (37.9%) as a result of modifications to the bingo games offered.

     Higher food and beverage prices and hotel room rates resulted in increased revenues in those areas. Food and beverage revenues were $28.8 million in 1995 compared to $27.4 million in 1994, an increase of $1.4 million (4.9%). Hotel revenues increased $648,000 (7.2%) to $9.7 million in 1995 compared to $9.1 million in 1994. Increased sales in the liquor store and bowling pro shop contributed to a 5.8% increase in other revenues, which were $8.4 million in 1995 compared to $7.9 million in 1994.

     In determining net revenues, the retail value of hotel accommodations and food and beverage items provided to customers without charge is included in gross income and then deducted as a promotional allowance. Promotional allowances as a percent of casino revenue increased to 11.2% in 1995 compared to 10.1% in 1994, primarily due to increased food and beverage prices and hotel room rates.

     Operating Income. Operating income for 1995 was $17.9 million compared to $16.4 million in 1994, an increase of 9.3%, primarily due to the 1.7% increase in net revenues described above and an increase in operating expenses of only 0.6%.

     Casino operating expenses were $44.0 million in 1995 compared to $43.2 million in 1994, an increase of approximately $800,000 (1.9%) due primarily to increased payroll costs as a result of annual employee raises. Total casino wages and benefits were $19.8 million in 1995 compared to $19.3 million in 1994, an increase of $469,000 (2.4%). In addition, casino bad debt expense increased by $226,000 in 1995.

     Food and beverage expenses were $25.6 million in 1995, a decrease of $2.6 million (9.2%) compared to 1994 food and beverage expenses of $28.2 million. The decrease was largely attributable to an increased focus on purchasing efficiencies.

     Hotel expenses declined $111,000 (2.0%) in 1995 due to a major linen purchase that was charged to expense in 1994.

     Other expenses were $6.9 million in 1995 compared to $6.5 million in 1994. The 7.2% increase was largely attributable to higher cost of sales as a result of increased sales in the liquor store and bowling pro shop.

     General and administrative expenses were $25.4 million in 1995 compared to $24.1 million in 1994, an increase of $1.3 million (5.6%). The increase is primarily attributable to higher payroll costs of $13.3 million in 1995 compared to $12.5 million in 1994, an increase of approximately $850,000 (6.8%) due to additional staffing in the general and administrative departments.

     Depreciation expense increased $754,000 (16.1%) to $5.4 million in 1995 compared to $4.7 million in 1994. The increase was primarily due to the replacement of most of the Gold Coast slot machines during the year.

     Net Income. Net income was $15.9 million in 1995 compared to $16.5 million in 1994. The decrease of $656,000 (4.0%) was primarily due to increased interest expense as a result of the issuance of $50.0 million principal amount of subordinated notes payable to the former partners of the Gold Coast in June 1995. In December 1995, $8.0 million principal amount was paid down on the subordinated notes and, in January 1996, $40.7 million principal amount was exchanged by the noteholders for common stock of the Company. See "Item 1. Business."

     Fiscal 1994 Compared to Fiscal 1993

     Net Revenues. Net revenues for 1994 were $128.5 million compared to $124.3 million in 1993, an increase of $4.2 million (3.4%). The increase was largely due to a 2.8% increase in casino revenues to $93.5 million in 1994 from $90.9 million in 1993. The Gold Coast continued to experience higher levels of table game drop, which increased approximately 4.5% in 1994 compared to 1993. This increase in table game drop coupled with a slight decrease in table game hold percentage, resulted in a modest increase in table game revenues in 1994 of $233,000, to $18.3 million compared to $18.0 million in 1993. Slot revenues improved slightly to $63.3 million in 1994 compared to $62.8 million in 1993 (an increase of $493,000, or 0.8%), despite a 5.4% increase in slot gross wagering due to a lower overall slot win percentage in 1994.

     Sports book wagering volume in 1994 was relatively unchanged from 1993. However, the sports book win percentage in 1994 was higher, resulting in an $845,000 (34.4%) increase in revenues, to $3.3 million from $2.5 million in 1993. Sports book win percentage can fluctuate significantly between periods based on the outcome of certain sporting events.

     Other casino revenues increased approximately $1.0 million (12.8%), to $8.6 million in 1994 compared to $7.6 million in 1993, resulting principally from a $437,000 increase in poker revenues and a $279,000 increase in race book revenues. Management believes that the increase in poker revenues (21.2%, to $2.5 million in 1994) was due to the addition of a second major poker tournament in October 1994 and to some relatively high progressive jackpots which increased the amount of play. Higher race book revenues were the result of continued growth in race book gross wagering.

     Food and beverage revenues increased 4.6% in 1994 to $27.4 million compared to $26.2 million in 1993. An increase of approximately 95,000 customers served in the Monterey Room restaurant, made possible by a 100-seat expansion of that restaurant in August 1994, was the primary reason for the higher revenues.

     Hotel revenues were $9.1 million in 1994, reflecting an increase of 5.0% over the previous year's revenue of $8.6 million. The increase was generated by a small increase in room rates, which increased the average daily rate to $36.72 from $35.67, and by an increased occupancy rate to 95.7% in 1994 versus 92.9% in 1993. The increased occupancy rate resulted from more aggressive marketing, including an increased presence at travel shows and industry trade shows.

     Other revenues increased approximately $576,000 in 1994 primarily due to higher volume at the bowling center. Promotional allowances as a percentage of casino revenues remained substantially unchanged at 10.1% in 1994 compared to 9.8% in 1993, primarily due to constant food and beverage retail prices.

     Operating Income. Operating income for 1994 was $16.4 million compared to $18.3 million in 1993. The decrease was due primarily to increased departmental operating expenses. Casino expenses increased $2.2 million (5.4%) to $43.2 million in 1994 compared to $41.0 million in 1993, primarily as a result of annual employee raises and increased complimentary expenses.

     Food and beverage expenses were $28.2 million in 1994 compared to $25.6 million in 1993, an increase of $2.5 million (9.9%), principally due to higher wholesale food prices. Hotel expenses increased $617,000 (12.7%) to $5.5 million in 1994 from $4.9 million in 1993 due primarily to an increase in payroll of $254,000 resulting from annual wage increases. Linen expenses increased $304,000 as a result of a major purchase in 1994. Other operating expenses increased $320,000 (5.2%) due to an increase in liquor store wholesale costs and the opening of the retail pro shop in the bowling center during 1994.

     General and administrative expenses were $23.6 million in 1994, an increase of $1.4 million (6.2%) over 1993 expenses of $22.2 million. The increase was due to increased payroll costs attributable to annual wage increases. Additionally, advertising expenses were higher as a result of increased use of billboards and television and increased participation in trade shows. Utilities expense increased $191,000 (7.3%) to $2.8 million from $2.6 million due to higher power costs.

     Net Income. Net income was $16.5 million in 1994 compared to $17.9 million in 1993. The decrease of $1.4 million (7.5%) was due primarily to the increase in the operating expenses discussed above and a $493,000 decrease in interest expense due to the repayment of debt in 1993.

RESULTS OF OPERATIONS BARBARY COAST

     The revenues and profits of the Barbary Coast are derived primarily from the large amount of pedestrian traffic that frequents multiple casinos on the Strip as well as overnight visitors to Las Vegas who desire a more personal and intimate gaming environment than that offered by larger casinos that surround it on the Strip. Walk-in traffic has fluctuated since 1989 with the opening of the Mirage, which altered pedestrian traffic patterns on the Strip. Since then, other factors such as the closing of the former Dunes Hotel and Casino in January 1993, the addition of new casinos at the south end of the Strip, including the Excalibur in June 1990 and the Luxor and MGM Grand in 1993, and sidewalk and road construction around the Barbary Coast during the first six months of 1995 have all contributed to a substantial decrease in walk-in traffic.

     The following table sets forth, for the periods indicated, certain financial information regarding the historical results of operations of the Barbary Coast.

                                 BARBARY COAST

                                           YEARS ENDED DECEMBER 31,
                                       -------------------------------
                                         1993        1994        1995
                                       --------    --------    -------
                                            (DOLLARS IN THOUSANDS)
Revenues:
 Casino.............................    $36,484     $35,586     $35,321
 Food and beverage..................      9,522       9,393       9,684
 Hotel..............................      3,188       3,170       3,523
 Other (1)..........................      1,479       1,452       1,576
                                        -------     -------     -------
   Gross revenues...................     50,673      49,601      50,104
 Less: promotional allowances (2)        (5,373)     (5,522)     (6,043)
                                        -------     -------     -------
   Net revenues.....................     45,300      44,079      44,061
Expenses:
 Casino.............................     21,348      22,214      23,802
 Food and beverage..................      6,311       6,304       5,676
 Hotel..............................      1,471       1,445       1,314
 Other..............................      1,934       1,784       1,602
 General and administrative (3).....     10,155       9,315       9,200
 Guaranteed payments to former
   partners (3).....................      2,027       2,200         398
 Depreciation and amortization......      2,183       2,062       1,823
                                        -------     -------     -------
   Total operating expenses.........     45,429      45,324      43,815
                                        -------     -------     -------
Operating income (loss).............       (129)     (1,245)        246
Total other income (expense) (4)....       (358)       (315)     (1,386)
                                        -------     -------     -------
Net income (loss)...................    $  (487)    $(1,560)    $(1,140)
                                        =======     =======     =======

- - -----------------
(1) Includes revenues derived primarily from the gift shop, telephone charges, Western Union operations and rent received from third parties.

(2) Amounts represent the retail value for rooms, food, beverage and other promotional items provided to customers without charge.

(3) Prior to the Reorganization, the Barbary Coast Partnership made guaranteed payments to partners pursuant to the terms of the Barbary Coast Partnership Agreement. In connection with the Reorganization, such guaranteed payments have been eliminated and replaced with annual compensation to the former partners who are also employees of the Company. After giving effect to the compensation being paid subsequent to the Reorganization, general and administrative expenses would have been approximately $10.6 million, $9.7 million and $9.7 million in 1993, 1994 and 1995, respectively.

(4) Includes interest (net) and gains and losses on disposal of equipment.

     Fiscal Year 1995 Compared to Fiscal Year 1994

     Net Revenues. Net revenues for 1995 were unchanged from 1994 revenues of $44.1 million. Casino revenues decreased slightly while food and beverage, hotel and other operating revenues increased.

     Casino revenues were $35.3 million in 1995 compared to $35.6 million in 1994. Race book wagering increased 57.3% in 1995 resulting in revenues of $5.4 million compared to $3.2 million in 1994, an increase of $2.2 million (69.6%). Despite the favorable results in the race book, decreases in table games, slot, sports book and keno revenues resulted in the decrease in gaming revenues.
Table game revenues were $16.7 million in 1995 compared to $17.5 million in 1994. The decrease of $766,000 is attributable to a 2.8% decrease in table game drop and a slightly lower table game hold percentage. A lower slot machine hold percentage caused slot revenues to decline $319,000 (2.65%) to $11.7 million in 1995 compared to $12.0 million in 1994. Sports book revenues were $1.3 million in 1995 compared to $2.3 million in 1994, a decrease of $1.0 million (45.7%) attributable to a 23.1% decrease in sports book wagering and a lower sports book win percentage.

     Food and beverage revenues increased 3.1% to $9.7 million in 1995 compared to $9.4 million in 1994 due to higher food and beverage prices. Higher hotel room rates contributed to hotel revenues of $3.5 million in 1995, an 11.1% increase over 1994 revenues of $3.2 million. Other revenues were $1.6 million in 1995, increasing 8.5% over 1994 revenues of $1.5 million.

     Promotional allowances as a percentage of casino revenues were 17.1% in 1995 compared to 15.5% in 1994. The increase was primarily due to increases in food and beverage prices and hotel room rates during the period.

     Operating Income. Operating income for 1995 was $246,000 compared to a loss of $1.2 million in 1994. An increase in casino expenses was offset by decreases in food and beverage expenses and general and administrative expenses.

     Casino expenses were $23.8 million in 1995 compared to $22.2 million in 1994, an increase of approximately $1.6 million (7.4%). Race book promotions expense and parimutuel track fees increased by a combined $1.3 million (147.7%) compared to 1994 as a result of the increase in parimutuel revenues. An additional $361,000 was charged to casino expenses in the third quarter of 1995 for a special table games promotion.

     Food and beverage expenses were $5.7 million in 1995 compared to $6.3 million in 1994, a 10% decrease attributable to lower wholesale food costs as a result of increased efficiencies in purchasing. Hotel expenses were down 9.1% and other expenses decreased 10.2% as a result of management's focus on staffing and other expense reductions in the operating departments.

     General and administrative expenses were $9.6 million in 1995 compared to $11.5 million in 1994, a decrease of $1.9 million (16.7%). The decrease is due primarily to a reduction of the guaranteed payments to former Barbary Coast partners. Those payments were $398,000 in 1995 compared to $2.2 million in 1994.

     Depreciation and amortization expense decreased 11.6% to $1.8 million in 1995 compared to $2.1 million in 1994 as a result of certain assets becoming fully depreciated.

     Net Loss. Net loss was $1.1 million in 1995 compared to a net loss of $1.6 million in 1994. The increase in operating income was partially offset by increased interest expense of $1.4 million in 1995 compared to $319,000 in 1994, due primarily to $11.0 million in subordinated notes issued to the former partners of the Barbary Coast in December 1994. As of January 16, 1996, all but $715,000 of outstanding principal amount of the subordinated notes was exchanged for Common Stock. See "Item 1. Business."

     Fiscal 1994 Compared to Fiscal 1993

     Net Revenues. Net revenues for 1994 were $44.1 million compared to $45.3 million in 1993, a decrease of $1.2 million (2.7%). This decrease is primarily the result of decreased casino revenues caused by increased competition principally at the south end of the Strip and a decline in walk-in traffic in the casino. During the period, casino revenues decreased 2.5%, declining to $35.6 million in 1994 from $36.5 million in 1993. Table game revenues were $17.5 million in 1994 compared to $18.4 million in 1993, a decrease of 5.3% due to a 9.6% decrease in table game drop. Slot gross wagering was down 7.6%, resulting in a decrease in slot revenues of $1.0 million (7.7%) to $12.0 million in 1994 compared to $13.0 million in 1993. Sports book revenues were $2.3 million in 1994 compared to $1.6 million in 1993, an increase of $704,000 (43.2%), which was due primarily to an increase in the sports book win percentage. Race book revenues were $3.2 million in 1994, up $386,000 (13.9%) from 1993 revenues of $2.8 million. Promotional allowances as a percentage of casino revenues were 15.5% in 1994 compared to 14.7% in 1993, an increase of 5.4% primarily due to increases in food prices.

     Operating Loss and Net Loss. Operating loss was $1.2 million in 1994 compared to a loss of $129,000 in 1993. The increased loss primarily was due to the lower casino revenues discussed above. Total operating expenses were relatively unchanged as an increase in casino expenses was offset by a decrease in general and administrative expenses.

     Casino expenses increased $866,000 (4.1%) primarily due to an increase in marketing expense of $269,000 related to the race book and to higher complimentary expenses. Complimentary expense increased $377,000 due to higher complimentary volume and increased costs of food and beverage. Bad debt expense increased $210,000 due to the write-off related to a single casino customer.

     Food and beverage, hotel and other expenses were relatively unchanged during 1994. General and administrative expenses decreased $840,000 (8.3%) in 1994 due to higher 1993 expenses relating to some unusual nonrecurring expenses, including a $650,000 payment in connection with the Barbary Coast's settlement with a union and a write-off of $309,000 for expenses incurred in an abandoned pursuit of a riverboat development in Louisiana.

     Net loss for 1994 was $1.6 million compared to a loss of $487,000 in 1993. The loss increased $1.1 million primarily due to the decrease in net revenues discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity have consisted of cash provided by operating activities and, until termination of a bank credit facility in January 1996, bank financing. At December 31, 1995, the Company had $14.5 million in cash and cash equivalents and $9.3 million available under the $37.5 million revolving credit facility. On January 30, 1996, Coast Hotels issued $175.0 million principal amount of First Mortgage Notes. The net proceeds from the issuance, after deducting discounts and commissions, were approximately $164.1 million. Of that amount, (i) approximately $114.8 million was deposited in a construction disbursement account for use by the Company to finance in part the cost of developing, constructing, equipping and opening The Orleans, (ii) approximately $19.3 million was used by the Company to purchase U.S. Government Obligations which were deposited into an interest escrow account to fund the interest payable on the First Mortgage Notes through December 15, 1996 and (iii) approximately $29.2 million was used by the Company to repay all outstanding indebtedness under the Company's revolving credit facility, which was terminated upon repayment. The balance of approximately $800,000 was used to pay, in part, the estimated offering expenses of $2.4 million.

     The Company's consolidated cash requirements include principally the costs related to the development, construction, equipping and opening of The Orleans, debt service on the First Mortgage Notes subsequent to December 15, 1996 of approximately $22.8 million annually, ongoing capital expenditures at the Gold Coast and the Barbary Coast estimated to be approximately $4.0 million in the aggregate in 1996, advances to Coast West estimated to be at least approximately $2.1 million annually (up to a maximum of $8.0 million in the aggregate), and debt service unrelated to the First Mortgage Notes estimated to be approximately $500,000 in 1996. Prior to the Reorganization, a primary use of cash also included distributions to the partners of the Gold Coast Partnership and the Barbary Coast Partnership, which were separate partnerships that did not pay income taxes. The Company does not expect to make regular cash dividends to its shareholders in the future, and instead intends to retain future earnings for reinvestment in the Company's business.

     The Company expects to satisfy The Orleans development and construction costs with the funds deposited in the construction disbursement account, approximately $30 million of anticipated equipment financing and an anticipated $8.5 million of internally generated cash from operations at the Gold Coast and the Barbary Coast. Taking into account the anticipated use of cash from operations for the construction of The Orleans, the Company expects that the remaining cash generated from operations at the Gold Coast and the Barbary Coast will be sufficient to satisfy the Company's consolidated cash requirements other than costs related to the development, construction, equipping and opening of The Orleans. Subsequent to the commencement of operations of The Orleans, the Company expects that cash generated from operations will be sufficient to satisfy the Company's consolidated cash requirements, including debt service on the First Mortgage Notes subsequent to December 15, 1996, although no assurance can be given to that effect.

     Net cash provided by operating activities was approximately $22.5 million for 1995, compared to approximately $22.6 million for 1994. Capital expenditures for 1995 (exclusive of those associated with the development and construction of The Orleans) were approximately $16.8 million, of which approximately $2.7 million related to normal maintenance capital expenditures, approximately $7.7 million related to the purchase of gaming equipment and approximately $6.4 million related to the purchase of real property for future development. Management anticipates that capital expenditures in 1996 (exclusive of those associated with the development and construction of The Orleans) will be approximately $4.0 million. In March 1995 the Company made a cash distribution in the aggregate amount of $8.7 million to the former partners of the Gold Coast Partnership. As stated above, the Company does not expect to make regular cash dividends in the future, and the Indenture restricts the ability of Coast Hotels to pay dividends or make distributions to the Company. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters."

IMPACT OF INFLATION

     Absent changes in competitive and economic conditions or in specific prices affecting the industry, the Company does not expect that inflation will have a significant impact on the Company's operations. Change in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the hotel and casino industry.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

     The report of independent accountants, consolidated financial statements and schedules listed in the accompanying index are filed as part of this report. See "Index to Financial Statements" on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

     The consolidated financial statements of the Company for the fiscal years ended December 31, 1993, 1994 and 1995 were audited by Coopers & Lybrand L.L.P. ("Coopers & Lybrand"), which was first engaged by such entities effective September 6, 1995. Prior to the engagement of Coopers & Lybrand, the firm of Conway, Stuart & Woodbury ("CSW") served as the sole independent accounting firm of the Predecessor Partnerships for purposes of performing audits required under the Nevada gaming laws and bank credit facilities. The change in accountants from CSW to Coopers & Lybrand (or, in the case of the Company, the initial selection of Coopers & Lybrand) was made upon the determination of the partners of the Predecessor Partnerships in contemplation of a financing of The Orleans. The Audit Committee of the Board of Directors was established in March 1996, after the Company changed its independent accountants; accordingly, the decision to change accountants was not approved by the Audit Committee.

     The reports of Coopers & Lybrand with respect to the financial statements of the Company for the fiscal years ended December 31, 1993, 1994 and 1995 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, other than for a change in accounting principles for marketable securities and for depreciation in 1994. During the fiscal year ended December 31, 1992 and prior to the termination of CSW as the Predecessor's sole independent accounting firm, there were no disagreements between the Predecessor Partnerships and CSW, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of CSW, would have caused it to make reference to the subject matter thereof in connection with any of its reports.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.
          --------------------------------------------------

     The information required by Item 10 is set forth in the Proxy Statement under the caption "Directors and Executive Officers" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

     The information required by Item 11 is set forth in the Proxy Statement under the caption "Executive Compensation" and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     The information required by Item 12 is set forth in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     The information required by Item 13 is set forth in the Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.
          -----------------------------------------------------------------


(a)  Index to Financial Statements, Financial Statement Schedules and Exhibits:

1.   Financial Statements Index

                                                                           Page
                                                                           ----
Report of Independent Auditors..........................................    F-2

Audited Financial Statements

     Balance Sheets.....................................................    F-3

     Statements of Income...............................................    F-4

     Statements of Stockholders' Equity.................................    F-5

     Statements of Cash Flows...........................................    F-6

Notes to Financial Statements...........................................    F-7

2.   Financial Statement Schedules Index

     II -- Valuation and Qualifying Accounts (previously filed)

3.   Exhibit Index

 Exhibit
 Number           Description of Exhibit
- - --------          ----------------------
2.1               Agreement and Plan of Reorganization dated as of September 29,
                  1995, among Coast Resorts, Inc., the Gold Coast Hotel and
                  Casino, a Nevada limited partnership, the Barbary Coast Hotel and Casino, a Nevada general partnership, and Gaughan-Herbst,
                  Inc., a Nevada corporation (incorporated by reference as
                  Exhibit 1.1 to Amendment No. 1 to General Form for
                  Registration of Securities on Form 10/A of Coast Resorts, Inc.
                  filed on November 22, 1995)

2.2 Supplement to Agreement and Plan of Reorganization dated as of December 22, 1995, among Coast Resorts, Inc., the Gold Coast
                  Hotel and Casino, a Nevada limited partnership, the Barbary
                  Coast Hotel and Casino, a Nevada general partnership, and Gaughan-Herbst, Inc., a Nevada corporation (incorporated by reference as Exhibit 1.2 to Amendment No. 2 to General Form for Registration of Securities on Form 10/A of Coast Resorts,
                  Inc. filed on January 12, 1996)

3.1 Articles of Incorporation of Coast Resorts, Inc. (incorporated by reference as Exhibit 3.1 to General Form for Registration of Securities on Form 10 of Coast Resorts, Inc. filed on
                  October 3, 1995)

3.2 First Amended Bylaws of Coast Resorts, Inc. (incorporated by reference as Exhibit 3.4 to Registration Statement on Form S-4 of Coast Hotels and Casinos, Inc., Coast Resorts, Inc. and
                  Coast West, Inc., filed on May 2, 1996)

10.1              Indenture dated as of January 30, 1996, among Coast Hotels and
                  Casinos, Inc., the Guarantors, and American Bank National
                  Association, as Trustee. (incorporated by reference as Exhibit
                  10.1 to Annual Report on Form-K of Coast Resorts, Inc. filed on March 27, 1996)

 Exhibit
 Number           Description of Exhibit
- - --------          ----------------------
10.2              Registration Rights Agreement dated as of January 30, 1996 among Coast Hotels and Casinos, Inc., the Guarantors, and
                  Bear, Stearns & Co. Inc. and BA Securities, Inc. (incorporated by reference as Exhibit 10.2 to Annual Report on Form-K of
                  Coast Resorts, Inc. filed on March 27, 1996)

10.3              Form of Note (included in Exhibit 10.1 above)

10.4 Note Guarantee of Coast Resorts, Inc. (incorporated by reference as Exhibit 10.4 to Annual Report on Form-K of Coast
                  Resorts, Inc. filed on March 27, 1996)

10.5 Note Guarantee of Coast West, Inc. (incorporated by reference as Exhibit 10.5 to Annual Report on Form-K of Coast Resorts,
                  Inc. filed on March 27, 1996)

10.6              Leasehold Deed of Trust, Assignment of Rents, Leases and
                  Security Agreement dated January 30, 1996 of Coast Hotels and
                  Casinos, Inc. (incorporated by reference as Exhibit 10.6 to
                  Annual Report on Form-K of Coast Resorts, Inc. filed on March
                  27, 1996)

10.7              Leasehold Deed of Trust, Assignment of Rents, Leases and
                  Security Agreement dated January 30, 1996 of Coast West, Inc.
                  (incorporated by reference as Exhibit 10.7 to Annual Report on Form-K of Coast Resorts, Inc. filed on March 27, 1996)

10.8 Security Agreement dated January 30, 1996 between Coast Hotels and Casinos, Inc. and American Bank National Association
                  (incorporated by reference as Exhibit 10.8 to Annual Report on Form-K of Coast Resorts, Inc. filed on March 27, 1996)

10.9              Security Agreement dated January 30, 1996 between Coast West,
                  Inc. and American Bank National Association (incorporated by reference as Exhibit 10.9 to Annual Report on Form-K of Coast
                  Resorts, Inc. filed on March 27, 1996)

10.10 Stock Pledge and Security Agreement dated January 30, 1996 by and among Coast Resorts, Inc. and American Bank National
                  Association (incorporated by reference as Exhibit 10.10 to Annual Report on Form-K of Coast Resorts, Inc. filed on March
                  27, 1996)

10.11 Disbursement and Escrow Agreement dated January 30, 1996, among Nevada Title Company, Nevada Construction Services,
                  Inc., American Bank National Association and Coast Hotels and
                  Casinos, Inc. (incorporated by reference as Exhibit 10.11 to
                  Annual Report on Form 10-K of Coast Resorts, Inc. filed on
                  March 27, 1996)

10.12             Pledge and Escrow Agreement dated January 30, 1996 between
                  American Bank National Association and Coast Hotel and
                  Casinos, Inc. (incorporated by reference as Exhibit 10.12 to
                  Annual Report on Form 10-K of Coast Resorts, Inc. filed on
                  March 27, 1996)

10.13             Collateral Assignment of Contracts dated January 30, 1996
                  (incorporated by reference as Exhibit 10.13 to Annual Report on Form 10-K of Coast Resorts, Inc. filed on March 27, 1996)

 Exhibit
 Number           Description of Exhibit
- - ---------         ----------------------
10.14             Escrow Agreement dated January 30, 1996 by and among Coast
                  Resorts, Inc., American Bank National Association, and Bank of
                  America Nevada (incorporated by reference as Exhibit 10.14 to
                  Annual Report on Form 10-K of Coast Resorts, Inc. filed on
                  March 27, 1996)

10.15             Unsecured Environmental Indemnification Agreement dated
                  January 30, 1996 among Coast Hotel and Casinos, Inc. and
                  American Bank National Association (incorporated by reference as Exhibit 10.15 to Annual Report on Form 10-K of Coast
                  Resorts, Inc. filed on March 27, 1996)

10.16             Unsecured Environmental Indemnification Agreement among Coast
                  West, Inc. and American Bank National Association
                  (incorporated by reference as Exhibit 10.16 to Annual Report on Form 10-K of Coast Resorts, Inc. filed on March 27, 1996)

10.17 Tax Sharing Agreement dated as of January 30, 1996 by and among Coast Resorts, Inc., Coast Hotels and Casinos, Inc., and
                  Coast West, Inc. (incorporated by reference as Exhibit 10.17 to Annual Report on Form 10-K of Coast Resorts, Inc. filed on
                  March 27, 1996)

10.18             Agreement Between Owner and Contractor dated as of January 24,
                  1996, between J.A. Tiberti Construction Co., Inc. and Coast
                  Hotels and Casinos, Inc. (incorporated by reference as Exhibit
                  10.18 to Annual Report on Form 10-K of Coast Resorts, Inc.
                  filed on March 27, 1996)

10.19             Ground Lease dated as of October 1, 1995, between The Tiberti
                  Company, a Nevada general partnership, and Coast Hotels and Casinos, Inc. (as successor of Gold Coast Hotel and Casino, a
                  Nevada limited partnership (incorporated by reference as Exhibit 10.12 to Amendment No. 2 to General Form for
                  Registration of Securities on Form 10/A of Coast Resorts, Inc.
                  filed on January 12, 1996)

10.20             Lease Agreement dated May 1, 1992, by and between Empey
                  Enterprises, a Nevada general partnership, as lessor, and the Barbary Coast Hotel & Casino, a Nevada general partnership, as lessee (incorporated by reference as Exhibit 10.1 to General
                  Form for Registration of Securities on Form 10 of Coast
                  Resorts, Inc. filed on October 3, 1995)

10.21             Ground Lease Agreement dated October 28, 1994 by and among 21
                  Stars, Ltd., a Nevada limited liability company, as landlord, Barbary Coast Hotel & Casino, a Nevada general partnership, as tenant, Wanda Peccole, as successor trustee of the Peccole
                  1982 Trust dated February 15, 1982 ("Trust"), and The William
                  Peter and Wanda Ruth Peccole Family Limited Partnership, a
                  Nevada limited partnership ("Partnership"), and, together with Trust, as owner, as amended (incorporated by reference as Exhibit 10.2 to General Form for Registration of Securities on
                  Form 10 of Coast Resorts, Inc. filed on October 3, 1995)

10.22 Form of Subordination Agreement with former Gold Coast partners holding Subordinated Notes (incorporated by reference as Exhibit 10.22 to Annual Report on Form 10-K of Coast
                  Resorts, Inc. filed on March 27, 1996)

 Exhibit
 Number           Description of Exhibit
- - ---------         ----------------------
10.23             Lease dated as of November 1, 1982, by and between Nevada
                  Power Company, a Nevada corporation, and Barbary Coast Hotel and Casino, a Nevada general partnership (incorporated by
                  reference as Exhibit 10.6 to General Form for Registration of
                  Securities on Form 10 of Coast Resorts, Inc. filed on October
                  3, 1995)


10.24             Leasehold Deed of Trust, Assignment of Rents and Security
                  Agreement dated February 13, 1991, by and between the Barbary
                  Coast Hotel and Casino, a Nevada general partnership, First
                  American Title Company of Nevada, and Exber, Inc., a Nevada corporation (incorporated by reference as Exhibit 10.7 to General Form for Registration of Securities on Form 10 of
                  Coast Resorts, Inc. filed on October 3, 1995)

16 Letter re Change in Certifying Accountant (incorporated by reference as Exhibit 16 to Amendment No. 1 to General Form for
                  Registration of Securities on Form 10/A of Coast Resorts, Inc.
                  filed on November 22, 1995)

21 List of Subsidiaries of Coast Resorts, Inc. (incorporated by reference as Exhibit 21 to General Form for Registration of Securities on Form 10 of Coast Resorts, Inc. filed on October
                  3, 1995)

27                Financial Data Schedule for Coast Resorts, Inc. and
                  Subsidiaries

(B)  REPORTS ON FORM 8-K

     The Company filed no Reports on Form 8-K during the last quarter of the 1995 fiscal year.

                         INDEX TO FINANCIAL STATEMENTS

                     COAST RESORTS, INC. AND SUBSIDIARIES

                                                                        PAGE
                                                                        ----
Report of Independent Accountants....................................    F-2

Balance Sheets of Coast Resorts, Inc. and Subsidiaries as of
 December 31, 1994 and 1995 .........................................    F-3

Statements of Income of Coast Resorts, Inc. and Subsidiaries
 for the years ended December 31, 1993, 1994 and 1995................    F-4

Statements of Stockholders' Equity of Coast Resorts, Inc. and
 Subsidiaries for the years ended December 31, 1993, 1994 and 1995...    F-5

Statements of Cash Flows of Coast Resorts, Inc. and Subsidiaries
 for the years ended December 31, 1993, 1994 and 1995................    F-6

Notes to Financial Statements........................................    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Directors and Stockholders of
Coast Resorts, Inc. and Subsidiaries

  We have audited the consolidated financial statements and the financial statement schedule of Coast Resorts, Inc. and Subsidiaries listed in Item 14(a) of this Form 10-K/A. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coast Resorts, Inc. and Subsidiaries as of December 31, 1994 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

  As more fully described in Note 2, the Company changed its method of accounting for marketable securities and depreciation in 1994.



COOPERS & LYBRAND L.L.P.

Las Vegas, Nevada
February 14, 1996

                     COAST RESORTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1994 AND 1995
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                      ASSETS
                                           1994         1995
                                         --------    ---------
CURRENT ASSETS
  Cash and cash equivalents..............$ 16,967     $ 14,543
  Accounts receivable, net...............   2,159        1,990
  Inventories............................   4,933        4,079
  Prepaid expenses.......................   2,775        2,427
                                         --------     --------
    TOTAL CURRENT ASSETS.................  26,834       23,039
                                         --------     --------
PROPERTY AND EQUIPMENT, less
 accumulated depreciation................ 104,618      125,155
                                         --------     --------
OTHER ASSETS:
  Marketable securities..................      63          --
  Other assets...........................   2,780        4,169
                                         --------     --------
    TOTAL OTHER ASSETS...................   2,843        4,169
                                         --------     --------
                                         $134,295     $152,363
                                         ========     ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.......................$ 18,113     $  8,389
  Accrued liabilities....................  13,525       14,426
  Bank lines of credit...................   2,400          --
  Current portion of long-term debt......     587        1,389
  Current portion of obligation under
   capital lease.........................     113          202
                                         --------     --------
    TOTAL CURRENT LIABILITIES............  34,738       24,406
                                         --------     --------
LONG-TERM DEBT, less current portion:
  Bank line of credit....................     --        28,155
  Related parties........................  11,000       54,500
  Other..................................     413          348
                                         --------     --------
    TOTAL LONG TERM DEBT.................  11,413       83,003
                                         --------     --------
OBLIGATION UNDER CAPITAL LEASE, less
 current portion.........................     363          354
                                         --------     --------
DEFERRED RENT............................     --         1,712
                                         --------     --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   500,000 shares authorized, none
   issued and outstanding................     --           --
  Common stock, $.01 par value,
   2,000,000 shares authorized,
   1,000,000 shares issued and
   outstanding...........................      10           10
  Additional paid-in capital.............  19,340       19,340
  Unrealized gains.......................      13          --
  Retained earnings......................  68,418       23,538
                                         --------     --------
    TOTAL STOCKHOLDERS' EQUITY...........  87,781       42,888
                                         --------     --------
                                         $134,295     $152,363
                                         ========     ========

  The accompanying notes are an integral part of these financial consolidated statements.

                     COAST RESORTS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                              1993        1994         1995
                                                           ---------    ---------    ---------
OPERATING REVENUES:
  Casino.................................................  $ 127,429    $ 129,086    $ 129,675
  Food and beverage......................................     35,736       36,824       38,468
  Hotel..................................................     11,820       12,232       13,233
  Other..................................................      8,837        9,386        9,968
                                                           ---------    ---------    ---------
GROSS REVENUES...........................................    183,822      187,528      191,344
  Less: promotional allowances...........................    (14,249)     (14,955)     (16,588)
                                                           ---------    ---------    ---------
NET REVENUES.............................................    169,573      172,573      174,756
                                                           ---------    ---------    ---------
OPERATING EXPENSES:
  Casino.................................................     62,307       65,376       67,782
  Food and beverage......................................     31,925       34,461       31,242
  Hotel..................................................      6,343        6,934        6,692
  Other..................................................      8,087        8,257        8,537
  General and administrative.............................     32,402       32,940       35,132
  Guaranteed payments to former partners.................      2,485        2,672          858
  Depreciation and amortization..........................      7,822        6,766        7,280
                                                           ---------    ---------    ---------
    TOTAL OPERATING EXPENSES.............................    151,371      157,406      157,523
                                                           ---------    ---------    ---------
    OPERATING INCOME.....................................     18,202       15,167       17,233
                                                           ---------    ---------    ---------
OTHER INCOME (EXPENSES):
  Interest expense:
    Related parties......................................       (282)        (169)      (3,126)
    Other................................................       (607)        (176)        (760)
  Interest income........................................         52          118          106
  Interest capitalized...................................        --           --           235
  Gain on sale of equipment and securities...............          3           23           92
                                                           ---------    ---------    ---------
    TOTAL OTHER INCOME (EXPENSES)........................       (834)        (204)      (3,453)
                                                           ---------    ---------    ---------
NET INCOME...............................................  $  17,368    $  14,963    $  13,780
                                                           =========    =========    =========
UNAUDITED PRO FORMA DATA (reflecting
 change in tax status):
  Provision for income taxes.............................      6,117        5,251        4,823
                                                           ---------    ---------    ---------
  Net income.............................................  $  11,251    $   9,712    $   8,957
                                                           =========    =========    =========
  Net income per share of common stock...................  $   11.25    $    9.71    $    8.96
                                                           =========    =========    =========
  Weighted average common shares
   outstanding...........................................  1,000,000    1,000,000    1,000,000
                                                           =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     COAST RESORTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
                             (DOLLARS IN THOUSANDS)

                                           Common Stock            Additional           Unrealized
                                           ------------              Paid-In               Gains           Retained
                                          Shares   Amount            Capital              (Losses)          Earnings       Total
                                          ------   ------          ----------            ---------        ---------      -------
Balances at January 1, 1993............ 1,000,000    $10             $19,340              $  --            $ 73,410     $ 92,760
  Net income...........................                                                                      17,368       17,368
  Distributions to former partners.....                                                                     (11,500)     (11,500)
                                        ---------    ---             -------              ------           --------     --------
Balances at December 31, 1993.......... 1,000,000     10              19,340              $  --              79,278       98,628
  Adjustments to beginning  balances
   for change in accounting principle
   relating to marketable securities...                                                       27                              27
                                        ---------    ---             -------              ------           --------     --------
Balances at January 1, 1994............ 1,000,000     10              19,340                  27             79,278       98,655
  Net income...........................                                                                      14,963       14,963
  Change in unrealized gains (losses)
   on marketable securities............                                                      (14)                            (14)
  Distributions to former partners.....                                                                     (25,823)     (25,823)
                                        ---------    ---             -------              ------           --------     --------
Balances at December 31, 1994.......... 1,000,000     10              19,340                  13             68,418       87,781
  Net income...........................                                                                      13,780       13,780
  Change in unrealized gains (losses)
   on marketable securities............                                                      (13)                            (13)
  Distributions to former partners.....                                                                     (58,660)     (58,660)
                                        ---------    ---             -------              ------           --------     --------
Balances at December 31, 1995.......... 1,000,000    $10             $19,340              $  --            $ 23,538     $ 42,888
                                        =========    ===             =======              ======           ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     COAST RESORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                                              1993         1994        1995
                                                                                              ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income........................................................................   $ 17,368      $ 14,963    $ 13,780
                                                                                            --------      --------    --------
       ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
           PROVIDED BY OPERATING ACTIVITIES:
               Depreciation and amortization.............................................      7,822         6,766       7,280
               Provision for bad debts...................................................        326           452         411
               Gain on disposal of equipment and securities..............................         (3)          (23)        (92)
               Other non-cash expenses...................................................        650           --          593
               (Increase) decrease in operating assets:

                   Accounts receivable...................................................       (724)         (163)       (267)
                   Inventories...........................................................       (557)         (553)        854
                   Prepaid expenses......................................................        303            18         349
                   Other assets..........................................................        222          (479)       (264)
               Increase (decrease) in operating liabilities:
                   Accounts payable......................................................      1,679           868      (1,057)
                   Accrued expenses......................................................      1,731           723         902
                                                                                            --------      --------    --------
                       TOTAL ADJUSTMENTS.................................................     11,449         7,609       8,709
                                                                                            --------      --------    --------
                       NET CASH PROVIDED BY OPERATING ACTIVITIES.........................     28,817        22,572      22,489
                                                                                            --------      --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of marketable securities.................................................        (19)          --          --
       Capital expenditures..............................................................     (2,736)       (5,514)    (32,331)
       Proceeds from sale of equipment and securities....................................          6           160         219
       Issuance of notes receivable......................................................        --           (500)        --
       Principal payment from notes receivable...........................................        455           345         --
                                                                                            --------      --------    --------
                       NET CASH USED BY INVESTING ACTIVITIES.............................     (2,294)       (5,509)    (32,112)
                                                                                            --------      --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from borrowings under bank lines of credit...............................      9,007         6,250      26,941
       Principal payments on bank lines of credit........................................     (8,757)       (4,100)     (4,000)
       Proceeds from issuance of long-term debt..........................................        --            --        4,500
       Principal payments on long-term debt..............................................    (11,548)       (2,110)    (10,331)
       Principal payments on capital lease...............................................        (89)         (101)        (82)
       Payments for debt issue costs.....................................................        --            --       (1,169)
       Distributions to former partners..................................................    (11,500)      (14,823)     (8,660)
                                                                                            --------      --------    --------
                       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...............    (22,887)      (14,884)      7,199
                                                                                            --------      --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................................      3,636         2,179      (2,424)
CASH AND CASH EQUIVALENTS, at beginning of year..........................................     11,152        14,788      16,967
                                                                                            --------      --------    --------
CASH AND CASH EQUIVALENTS, at end of year................................................   $ 14,788      $ 16,967    $ 14,543
                                                                                            ========      ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     COAST RESORTS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BACKGROUND INFORMATION AND BASIS OF PRESENTATION

 Background Information

  Coast Resorts, Inc. ("Coast Resorts" or the "Company") is a Nevada corporation and serves as a holding company for Coast Hotels and Casinos, Inc. ("Coast Hotels") and Coast West, Inc. ("Coast West"), also Nevada Corporations. Through Coast Hotels, the Company owns and operates hotel-casinos in Las Vegas, Nevada which had previously been operated independently by the following two partnerships:

 .  Gold Coast Hotel and Casino, a Nevada limited partnership organized in 1986
   ("Gold Coast"), operated the Gold Coast Hotel and Casino which is located approximately one mile west of the Las Vegas Strip. Gold Coast also commenced development of the Orleans Hotel and Casino in Las Vegas in 1995, which development is being continued by Coast Hotels as more fully explained in
   Note 12.

 .  Barbary Coast Hotel and Casino, a Nevada partnership organized in 1979
   ("Barbary Coast"), operated the Barbary Coast Hotel and Casino which is located on the Las Vegas Strip.

  On January 1, 1996, the partners of Gold Coast and Barbary Coast (the "Predecessor Partnerships") completed a reorganization (the "Reorganization") with Coast Resorts. Coast Resorts was formed in September 1995 for the purpose of effecting such Reorganization of the Predecessor Partnerships. Coast Resorts, Gold Coast and Barbary Coast were all related through common ownership and management control.

  In the Reorganization, the partners of the Predecessor Partnerships each transferred to Coast Resorts, by assignment or through the merger of Gaughan-Herbst, Inc., a Nevada corporation, the sole general partner of the Gold Coast, their respective partnership interests in the Predecessor Partnerships in exchange for an aggregate of 1,000,000 shares of common stock, par value $.01 per share, of Coast Resorts. The partners of the Gold Coast (or their principals) received in the aggregate 65% of such shares of common stock of Coast Resorts, and the partners of the Barbary Coast received in the aggregate 35% of such shares. The shares of common stock were issued to the respective partners (or their principals) of each such Predecessor Partnership based upon such partners' pro rata interests in such Predecessor Partnership.

  Concurrently with the exchange of the partners' interests in the Predecessor Partnerships and the merger of Gaughan-Herbst, Inc. into Coast Resorts, Coast Resorts became the sole partner of each of the Predecessor Partnerships, and each Predecessor Partnership dissolved and terminated. Immediately upon such dissolution and termination, all of the assets and liabilities of the Predecessor Partnerships became the assets and liabilities of Coast Resorts. Coast Resorts immediately contributed to Coast Hotels all of the assets of the Predecessor Partnerships other than those relating to a certain ground lease (the "Coast West Lease"), which Coast Resorts contributed to Coast West Inc., another wholly-owned subsidiary of Coast Resorts ("Coast West"). In addition, Coast Hotels assumed, jointly and severally with Coast Resorts, all of the liabilities of the Predecessor Partnerships other than (i) obligations under a portion of the subordinated notes payable to former partners and $1,500,000 principal amount of demand notes payable to a related party which were retained by Coast Resorts and were exchanged for shares of Coast Resorts Common Stock (as defined below), and (ii) those liabilities incident to the Coast West Lease. Coast West assumed jointly and severally with Coast Resorts, all of the liabilities of the Predecessor Partnerships incident to the Coast West Lease.

                     COAST RESORTS, INC. AND SUBSIDIARIES

NOTE 1--BACKGROUND INFORMATION AND BASIS OF PRESENTATION--(CONTINUED)

  Coast Resorts retained the liability for an aggregate principal amount of $51,025,000 in notes payable to former partners and retained the liability for $1,500,000 relating to demand notes due to a related party (the "Exchange Liabilities"). On January 16, 1996, the Exchange Liabilities were exchanged for 494,353 shares of common stock, par value $.01 per share, of Coast Resorts (the "Coast Resorts Common Stock"), based upon management's estimate of the fair market value of such common stock.

  As a result of the Reorganization, the former partners of the Predecessor Partnerships (or their principals) own all of the issued and outstanding shares of capital stock of Coast Resorts, Coast Resorts owns all of the issued and outstanding capital stock of Coast Hotels and Coast West, and Coast Hotels and Coast West own and have assumed in the aggregate all of the assets and liabilities of the Predecessor Partnerships (other than the Exchange Liabilities that were exchanged for Coast Resorts Common Stock). Thereafter, Coast Hotels and Coast West will carry on the prior business operations of the Predecessor Partnerships.

  Coast West plans to hold the Coast West Lease for future development. Coast West has had no source of income since its inception in September 1995. Coast Hotels has agreed to provide Coast West with advances sufficient to make payments on the Coast West Lease, as more fully explained in Note 6.

 Basis of Presentation

  Gold Coast and Barbary Coast have historically operated under a high degree of common control. The former Managing General Partner of Gold Coast was also a general partner, and the principal manager, of Barbary Coast. Due to the common control of Gold Coast and Barbary Coast and the continuation of ownership by the former partners, the Reorganization was accounted for as a reorganization of entities under common control. Accordingly, the consolidated financial statements of the Company for all periods are presented as if the Reorganization occurred at the beginning of the earliest period presented and include the accounts of all entities involved on a historical cost basis, in a manner similar to a pooling of interests. The consolidated financial statements include the accounts of the Company and all its subsidiaries. All intercompany balances and transactions have been eliminated.

  The accompanying consolidated financial statements reflect the Exchange Liabilities as obligations of Coast Resorts at December 31, 1994 and 1995, as the exchange for Coast Resorts Common Stock had not yet occurred. The exchange was accounted for subsequent to the completion of the Reorganization, through the issuance of Coast Resorts Common Stock in the amount of $52,525,000, reflecting the historical cost basis of the Exchange Liabilities.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Inventories

  Inventories, which consist primarily of food and beverage, liquor store, and gift shop merchandise, are valued at the lower of cost (first-in, first-out) or market value except for the base stocks of bar glassware and restaurant china which are stated at original cost with subsequent replacements charged to expense.

 Original Issue Discount and Debt Issue Costs

  Original issue discount is amortized over the life of the related indebtedness using the effective interest method. Costs associated with the issuance of debt are deferred and amortized over the life of the related indebtedness also using the effective interest method.

                     COAST RESORTS, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 Property, Equipment and Depreciation

  Property and equipment are stated at cost. Expenditures for additions, renewals and betterments are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income. Depreciation is computed by the straight-line method over the estimated useful lives of property and equipment, which range from 5 to 15 years for equipment and up to 40 years for buildings and improvements.

  During 1994, the Company changed its method of accounting for depreciation for property and equipment, to compute depreciation on the straight-line method. The Company had used accelerated depreciation methods for computing depreciation prior to such change. Although both methods are considered generally acceptable, the straight-line method is more prevalent in the gaming industry and is considered by management to therefore be preferable. The change in accounting has been retroactively reflected in the Company's financial statements.


 Preopening and related promotional expense

  Costs associated with the opening of new hotel-casinos, including personnel, training, certain advertising and other costs, are capitalized and charged to expense over management's estimate of the period of economic benefit associated
with such costs.   Management believes that such period with respect to major hotel-casinos is within one fiscal quarter of the date of opening.

 Advertising Costs

  Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Capitalized advertising costs were immaterial at December 31, 1995 and 1994. Advertising expense was $4,281,183, $3,668,760, and $3,225,860 for the years ended December 31, 1995, 1994 and 1993, respectively.

 Marketable Securities

  During the year ended December 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS 115 resulted in an increase in stockholders' equity of approximately $27,000, to reflect a net unrealized holding gain at the beginning of the year. In conformity with the provisions of SFAS 115, the balance sheet at December 31, 1993 was not restated to give effect to the adoption of this statement.

  Marketable equity securities have been categorized as available for sale and as a result are stated at fair value, as determined by market quotations on a national stock exchange. Realized gains and losses are charged to income while unrealized holding gains and losses are included as a component of stockholders' equity until realized.

 Casino Revenue

  In accordance with common industry practice, the Company recognizes as casino revenue the net win from gaming activities which is the difference between amounts wagered and amounts paid to winning patrons.

                     COAST RESORTS, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 Deferred Revenue

  Wagers received on all sporting events are recorded as a liability until the final outcome of the event when the payoffs, if any, can be determined.

 Progressive Jackpot Payouts

  The Company has a number of progressive slot machines, progressive poker games and a progressive keno game. As coins are played on the progressive slot machines, the amount available to win increases, to be paid out when the appropriate jackpot is hit. The keno game and poker game payout also increases with the amount of play, to be paid out when hit. In accordance with common industry practice, the Company has recorded the progressive jackpot as a liability with a corresponding charge against casino revenue.

 Promotional Allowances

  The retail value of hotel accommodations and food and beverage items provided to customers without charge is included in gross revenues and then deducted as promotional allowances, to arrive at net revenues.

  The estimated cost of providing these complimentary services is as follows:

                                                      DECEMBER 31,
                                             ---------------------------
                                               1993      1994     1995
                                             -------   -------   -------
                                                   (IN THOUSANDS)
      Hotel................................. $ 1,205   $ 1,350   $ 1,426
      Food and beverage.....................  13,236    14,465    14,704
                                             -------   -------   -------
      Total cost of promotional allowances.. $14,441   $15,815   $16,130
                                             =======   =======   =======

  The cost of promotional allowances has been allocated to expense as follows:

                                                      DECEMBER 31,
                                             ---------------------------
                                               1993      1994     1995
                                             -------   -------   -------
                                                   (IN THOUSANDS)
      Casino.............................    $13,436   $14,693   $15,232
      Other..............................      1,005     1,122       898
                                             -------   -------   -------
                                             $14,441   $15,815   $16,130
                                             =======   =======   =======

 Slot Club Promotion

  The Company has established promotional slot clubs to encourage repeat business from frequent and active slot customers. Members in the clubs earn points based on slot activity accumulated in the members' account. Points can be redeemed for certain consumer products (typically household appliances), travel, and food and beverage. The Company accrues for slot club points expected to be redeemed in the future based on the average cost of items expected to be redeemed.

                     COAST RESORTS, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 Income Taxes

  Prior to the Reorganization, the Company operated as individual partnerships which did not pay federal income taxes. The partners of Gold Coast and Barbary Coast were taxed on their proportionate share of each of their respective partnership's taxable income or loss. Therefore, these statements do not include any provision or liability for corporate income taxes.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with a remaining maturity at acquisition of three months or less to be cash equivalents. Cash in excess of daily requirements is typically invested in U.S. Government-backed repurchase agreements with maturities of 30 days or less. Such investments are generally made with major financial institutions having a high credit quality. At times, the Company's cash deposited in financial institutions may be in excess of federally insured limits.

 Concentration of Credit Risk

  The Company extends credit to patrons throughout the world after background checks and investigations of creditworthiness and does not require collateral. The Company records provisions for potential credit losses and such losses have been within management's expectations. Management believes that as of December 31, 1995, no significant concentration of credit risk exists for which an allowance has not already been determined and recorded.

 Use of Estimates in the Preparation of Financial Statements

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Reclassifications

  Certain amounts in the 1993 and 1994 financial statements have been reclassified to conform with the 1995 presentation.

                     COAST RESORTS, INC. AND SUBSIDIARIES

NOTE 3--MARKETABLE SECURITIES

  Marketable securities consist of the following:

                               DECEMBER 31,   DECEMBER 31,
                                   1994           1995
                               ------------   ------------
                                     (IN THOUSANDS)
      Aggregate Cost              $50             $--
      Aggregate Market Value       63              --
                                  ---             ---
      Unrealized gain             $13             $--
                                  ===             ===

  At December 31, 1994, marketable equity securities includes gross unrealized holding gains and losses of $27,000 and $14,000, respectively. The net unrealized holding gain of $13,000 as of December 31, 1994, has been included as a separate component of stockholders' equity. For the year ended December 31, 1994, an unrealized holding loss was recognized, in the amount of $14,000.

  During 1995, all marketable securities were sold by the Company for approximately $55,000 and, as a result, the Company recorded a total realized gain of approximately $16,000. Gross realized gains and losses on the sales of marketable equity securities, based on the cost of such securities, were $27,900 and $11,900, respectively.

NOTE 4--ACCOUNTS RECEIVABLE

  Accounts receivable consist of the following:

                                                   DECEMBER 31,
                                              ---------------------
                                                 1994       1995
                                              ---------   ---------
                                                 (IN THOUSANDS)
      Casino receivables....................   $1,509       $1,430
      Other receivables.....................    1,032          934
      Allowance for doubtful accounts.......     (382)        (374)
                                               ------       ------
                                               $2,159       $1,990
                                               ======       ======

                     COAST RESORTS, INC. AND SUBSIDIARIES

NOTE 5--PROPERTY AND EQUIPMENT

  Major classes of property and equipment consist of the following:

                                           DECEMBER 31,
                                      -----------------------
                                         1994         1995
                                      ----------   ----------
                                          (IN THOUSANDS)
      Building.......................  $ 86,493     $ 86,564
      Furniture and fixtures.........    65,313       55,889
      Building improvements..........    10,110       10,128
                                       --------     --------
                                        161,916      152,581
      Less accumulated depreciation..   (66,322)     (62,709)
                                       --------     --------
                                         95,594       89,872
      Land...........................     8,758       15,230
      Construction in progress.......       266       20,053
                                       --------     --------
      Net property and equipment.....  $104,618     $125,155
                                       ========     ========

  Furniture and fixtures at December 31, 1994 included $7,985,000 of slot equipment which had not yet been placed in service. As of December 31, 1995, all such slot equipment was in use.

NOTE 6--LEASES

  The Barbary Coast building is located on land which is leased. The lease term runs through May 2003 with a purchase option and two 30 year renewal options. In addition, the parking lot adjacent to the building is being leased under a 10 year lease which runs through December 2003.

  The Company leases the main sign on the Barbary Coast building under a capital lease with an initial term of 7 years which commenced July 12, 1991. Upon termination of the agreement, the Company has the right to purchase the sign at a price equal to its fair market value. The sign is included in property and equipment at a cost of $743,000 less accumulated amortization of $247,000 and $192,000 at December 31, 1995 and 1994, respectively.

  During 1995 the Company leased computer equipment at the Gold Cost under a capital lease with an initial term of 3 years which commenced June 1995. Upon termination of the lease, the Company has the right to purchase the equipment at a price of one dollar. At December 31, 1995, the computer equipment is included in property and equipment at a cost of approximately $241,000 less accumulated amortization of $21,000.

  In September 1995, the Company entered into the Coast West Lease for a parcel of land located in the western area of Las Vegas to be used for future expansion opportunities. The Coast West Lease term runs through December 31, 2055, with three 10-year renewal options, with monthly payments of $166,667 for the year ending December 31, 1995. Thereafter the monthly rent will be increased by the amount of $5,000 in January of each year. The lease includes a put option exercisable by the landlord requiring the purchase of the land at fair market value at the end of the 20th through 24th years of the lease, provided that the purchase price shall not be less than ten times, nor more than fifteen times, the annual rent at such time. Based on the terms of the lease, the potential

                     COAST RESORTS, INC. AND SUBSIDIARIES

NOTE 6--LEASES--(CONTINUED)

purchase price commitment ranges from approximately $31,000,000 to approximately $51,000,000 in the years 2014 through 2018. The total amount of the base rent payments on the Coast West Lease are being charged to expense on the straight-line method over the term of the lease. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the lease. Coast Hotels has agreed to provide advances to Coast West sufficient to make payments on the Coast West Lease and other obligations. Coast West is a development stage enterprise and has no source of income and is therefore solely dependent on the advances to be provided by Coast Hotels. There can be no assurance that Coast West will develop a gaming property at the Coast West site, or that it will be able to repay any advances made by Coast Hotels.

  During December 1995, the Company entered into a ground lease for the land underlying the Orleans. The land is owned by The Tiberti Company, a Nevada general partnership, of which a stockholder of Coast Resorts is the managing partner. The stockholder is also the president and a director and stockholder of the general contractor for the construction of the Orleans, as more fully described in Note 13. The lease provides for an initial term of fifty years with a twenty-five year renewal option and includes a purchase option, exercisable by the Company, at fair market value during the twentieth and twenty-first years of the lease, provided that the purchase price will not be less than ten times the annual rent and not more than 12 times the annual rent at such time. Lease payments range from $175,000 to $250,000 per month during the first sixteen years of the lease increasing by 3% per annum thereafter. The total amount of the base rent payments on the Orleans lease are being charged to expense on the straight-line method over the term of the lease. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the lease.

 Future Minimum Lease Payments

  The following is an annual schedule of future minimum lease payments required under operating and capital leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 1995:


                                                    CAPITAL   OPERATING
                                                    LEASES     LEASES
                                                    -------   ---------
                                                      (IN THOUSANDS)
      1996.........................................    $256    $  5,381
      1997.........................................     256       4,520
      1998.........................................     141       4,580
      1999.........................................     --        4,890
      2000.........................................     --        5,000
      Later years..................................     --      432,021
                                                       ----    --------
      Total minimum lease payments.................     653    $456,392
                                                               ========
          Less amount representing interest........      97
                                                       ----
      Present value of net minimum lease payments..     556
          Less current portion.....................     202
                                                       ----
      Obligations under capital lease..............    $354
                                                       ====

                     COAST RESORTS, INC. AND SUBSIDIARIES

NOTE 6--LEASES--(CONTINUED)

Rental Expense

 Rent expense for the years ended December 31, 1993, 1994 and 1995 is as follows:

                                         DECEMBER 31,
                                ---------------------------
                                  1993      1994      1995
                                -------   -------   -------
                                      (IN THOUSANDS)
      Occupancy rentals.......    $275      $300    $1,559
      Other equipment.........     146       171       262
                                  ----      ----    ------
                                  $421      $471    $1,821
                                  ====      ====    ======


NOTE 7--ACCOUNTS PAYABLE

  Major classes of accounts payable consist of the following:


                                                        DECEMBER 31,
                                                     -----------------
                                                      1994      1995
                                                     -------   -------
                                                      (IN THOUSANDS)
      Trade accounts payable.......................  $16,034   $6,370
      Customer deposits, unpaid winnings and other.    2,079    2,019
                                                     -------   ------
                                                     $18,113   $8,389
                                                     =======   ======

NOTE 8--ACCRUED LIABILITIES

  Major classes of accrued liabilities consist of the following:


                                                DECEMBER 31,
                                             -----------------
                                               1994     1995
                                             -------   -------
                                              (In Thousands)
      Slot club liability................    $ 4,473   $ 4,813
      Compensation and benefits..........      3,707     3,850
      Taxes..............................      1,017       699
      Progressive jackpot payouts........      3,477     3,841
      Deferred sports book revenue.......        851       736
      Accrued interest expense...........         --       487
                                             -------   -------
                                             $13,525   $14,426
                                             =======   =======

                     COAST RESORTS, INC. AND SUBSIDIARIES

NOTE 9--BANK LINES OF CREDIT

  Gold Coast and Barbary Coast previously maintained separate revolving line of credit agreements with Bank of America Nevada which provided for maximum borrowings of $25,000,000 and $3,000,000, respectively, through October 31, 1995. Interest on borrowings outstanding under the lines was payable monthly at the bank's reference rate plus 1.125% (8.5% at December 31, 1994). Gold Coast and Barbary Coast had outstanding balances of $0 and $3,000,000 at December 31, 1994, respectively.

  During November 1995, in connection with the Reorganization, the revolving bank lines of credit maintained by the Predecessor Partnerships were canceled and replaced by a new revolving line of credit with Bank of America Nevada (the "New Revolving Facility") maintained by Coast Resorts, Coast Hotels and the Predecessor Partnerships (the "Borrowers"). The New Revolving Facility provided for maximum borrowings of $37,500,000 through February 1996. At December 31, 1995, the Borrowers had approximately $28,155,000 outstanding under the New Revolving Facility. Interest on outstanding borrowings was payable monthly at the bank's reference rate.

  As more fully explained in Note 16, in January 1996, the New Revolving Facility was canceled and repaid with a portion of the proceeds from Coast Hotels' issuance of $175,000,000, First Mortgage Notes due 2002. Accordingly, all borrowings under the New Revolving Facility have been classified as long-term debt at December 31, 1995.

                     COAST RESORTS, INC. AND SUBSIDIARIES

NOTE 10--LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                      DECEMBER 31,
                                                                  -------------------
                                                                    1994      1995
                                                                  -------    -------
                                                                     (In Thousands)

Bank line of credit classified as long-term (See Note 9)          $   --     $28,155
- - --------------------------------------------------------          -------    -------
Related parties:
- - ----------------
Prime note payable in monthly installments of $175,000
  principal and interest with all remaining outstanding
  principal together with all accrued interest due
  February 1, 1996. The note is payable to Exber, Inc. (see
  Note 13), collateralized by the land lease underlying the
  Barbary Coast Hotel and a deed of trust covering property
  and equipment. The effective rate of interest at December
  31, 1994 was 8.5%; repaid during 1995......................         465        --

Uncollateralized note payable in monthly installments of
  $175,000 principal and interest until said balance is paid in full. The Note is payable to Exber, Inc. (See Note 13).
  The effective rate of interest at December 31, 1995 was
  8.5%......................................................          --       1,256

7.5% notes, payable in monthly installments of interest
  only, with all principal and any unpaid interest due
  December 31, 2001. The notes are unsecured and are payable to the former partners of Barbary Coast and Gold Coast.
  Approximately $51,025,000 of the notes were exchanged for
  Coast Resorts Common Stock on January 16, 1996 as more
  fully described in Note 1.  ..............................       11,000     53,000

6% uncollateralized note payable to related party due on
  demand. As more fully described in Note 1, the note was
  exchanged for Coast Resorts Common Stock on January 16,
  1996......................................................          --      1 ,500
                                                                  -------    -------
                                                                   11,465     55,756
Less current portion........................................          465      1,256
                                                                  -------    -------
          Total, related parties............................       11,000     54,500
                                                                  -------    -------

Non-related parties:
- - --------------------
6% note, payable in 60 monthly installments of $13,000
  principal and interest beginning January 28, 1994. The
  note is collateralized by gaming equipment................          535        414

Uncollateralized note, payable in semi-annual installments
  of principal and interest until said balance is paid in
  full. The effective rate of interest at December 31, 1995
  was approximately 6%......................................          --          67
                                                                  -------    -------
                                                                      535        481
Less current portion........................................          122        133
                                                                  -------    -------
          Total, non-related parties........................          413        348
                                                                  -------    -------
                                                                  $11,413    $83,003
                                                                  =======    =======

                     COAST RESORTS, INC. AND SUBSIDIARIES

NOTE 10--LONG-TERM DEBT--(CONTINUED)

  Maturities on long-term debt as adjusted for (i) the exchange of Notes for Coast Resorts Common Stock as described in Note 1 and, (ii) the repayment of the bank line of credit with proceeds from the offering of First Mortgage Notes due 2002 as described in Note 9, are as follows:

YEAR ENDING DECEMBER 31,                              MATURITIES
- - ------------------------                           ---------------
                                                    (IN THOUSANDS)
         1996...................................       $ 1,389

         1997...................................           140

         1998...................................           150

         1999...................................             3

         2000...................................             3

         Thereafter.............................        30,182
                                                       -------

                                                       $31,867
                                                       =======

NOTE 11--FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following estimated fair value of the company's financial instruments have been determined by the company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts and estimated fair values of the Company's other financial instruments at December 31, 1995 are as follows:

                                                CARRYING     FAIR
                                                 AMOUNT     VALUE
                                                --------   --------
                                                  (IN THOUSANDS)
      Liabilities:

        Bank line of credit..................    $28,155    $28,155

        Current portion of long-term debt....      1,389      1,389

        Long-term debt.......................     54,848     54,255

  The methods and assumptions are summarized as follows:

  Bank lines of credit and current portion of long-term debt--For bank lines of credit and current portion of long-term debt, the carrying amounts approximate fair value due to the short-term nature of such items.

  Long-term debt-- For all long-term debt not exchanged for Coast Resorts Common Stock, the fair value is estimated using a discounted cash flow analysis, based on the incremental borrowing rates currently available to the Company for debt with similar terms and maturity. The fair value of long-term debt exchanged for Coast Resorts Common Stock approximates carrying value based on the values utilized for the exchange transaction subsequent to year-end.

                     COAST RESORTS, INC. AND SUBSIDIARIES

NOTE 12--CONTINGENCIES AND COMMITMENTS

  During 1995, the Company commenced construction of the Orleans Hotel and Casino ("Orleans") in Las Vegas. The plans for the Orleans have been developed with a theme of the French Quarter in New Orleans, and include an approximately 100,000 square-foot casino, 840 hotel rooms, a 70-lane bowling center, and four restaurants. The Orleans has a construction and development budget of approximately $158.1 million, excluding capitalized interest, pre-opening expenditures, and opening bankroll. In January 1996, the Company entered into a guaranteed maximum price contract for the construction of the buildings and site improvements for a price not to exceed $100.0 million. The general contractor is a related party, as more fully described in Note 13. As of December 31, 1995, the Company has incurred approximately $19,824,000 related to the construction of the Orleans of which approximately $13,204,000 was incurred under the guaranteed maximum price contract.

  The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE 13--RELATED PARTY TRANSACTIONS

  The Company's advertising services are provided by LGT Advertising, a Company owned by several stockholders of Coast Resorts. Advertising expense amounted to approximately $2,026,000, $2,276,000, and $2,841,000 for the years ended December 1993, 1994 and 1995, respectively.

  The Company receives laundry services from Exber, Inc. (dba El Cortez Hotel & Casino). A major stockholder-officer of Exber, Inc. is the father of a major stockholder of Coast Resorts. Laundry expense amounted to approximately $966,000, $1,016,000 and $1,065,000 for the years ended December 31, 1993, 1994, and 1995, respectively.

  Included in operating expenses are guaranteed payments of $2,027,000, $2,200,000 and $398,000 to the former partners of Barbary Coast (now stockholders of Coast Resorts) for the years ended December 31, 1993, 1994, and 1995, respectively. Also included in operating expenses are guaranteed payments to the former Managing Partner of Gold Coast (now a stockholder of Coast Resorts) of $458,000, $472,000 and $460,000 for the years ended December 31, 1993, 1994, and 1995. Guaranteed payments to the Gold Coast Hotel and Casino's Managing Partner were based on a minimum salary plus 1% of Gold Coast Hotel and Casino's profits as required under the partnership agreement. In connection with the Reorganization, the guaranteed payment requirements of the Predecessor Partnerships have been terminated.

  In February 1991, the Company borrowed $7,500,000 from Exber, Inc., in the form of a collateralized note. On January 25, 1995, the Company borrowed approximately $3,000,000 through an uncollateralized note payable to Exber, Inc., a portion of which was used to pay off the balance due on the 1991 collateralized note payable to Exber, Inc. Amounts outstanding relating to these notes are $465,000 and $1,256,000 at December 31, 1994 and 1995, respectively. Interest expense for the years ended December 31, 1993, 1994 and 1995 on these notes amounted to $209,000, $105,000, and $181,000, respectively.

  In December 1994, $11,000,000 was distributed to the former partners of Barbary Coast in the form of notes payable. In June 1995, $50,000,000 was distributed to the former partners of Gold Coast in the form of notes payable. In December 1995, Gold Coast repaid $8,000,000 of such notes. As more fully described in Note 1, on January 16, 1996, approximately $51,025,000 of such notes payable to former partners were exchanged for shares of Coast Resorts Common Stock. Interest expense for the years ended December 31, 1993, 1994 and 1995 on these notes amounted to $0, $0, and $2,856,250, respectively.

                     COAST RESORTS, INC. AND SUBSIDIARIES

NOTE 13--RELATED PARTY TRANSACTIONS--(CONTINUED)

  As more fully described in Note 12, the Company has commenced the construction of the Orleans Hotel and Casino with J.A. Tiberti Construction Company, Inc. ("Tiberti Construction"). Tiberti Construction also served as the general contractor for the original construction of the Gold Coast and for certain expansions thereof, and for the original construction of the Barbary Coast and all expansions thereof. The President of Tiberti Construction is a stockholder and director of the Company and a director of Coast Hotels. For the years ended December 31, 1993, 1994, and 1995, the Company paid approximately $0, $328,000, and $10,906,000, respectively, to Tiberti Construction in connection with such construction services.

NOTE 14--EMPLOYEE RETIREMENT PLANS

  In November 1993, the Company adopted separate defined contribution (401(k)) plans for eligible employees of the Gold Coast and the Barbary Coast. All employees of the Gold Coast are eligible to participate. All employees of the Barbary Coast not covered by a collective bargaining agreement are eligible to participate. The employees may elect to defer up to 15% of their yearly compensation, subject to statutory limits. The Company contributes 1% of the employees' eligible compensation and also makes matching contributions of 50% of the first 4% of the employees' contribution. Contribution expense was $217,000, $1,207,000, and $1,224,000 for the years ended December 1993, 1994, and 1995, respectively.

  In addition, beginning in 1993, certain employees at the Barbary Coast became covered by a union-sponsored, collectively bargained, multi-employer, defined benefit pension plan. The Barbary Coast contributed $66,000 $293,000 and $312,000 during the years ended December 31, 1993, 1994, and 1995, respectively, for the plan. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.


NOTE 15--SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                         DECEMBER 31,
                                                                 -----------------------------
                                                                   1993      1994       1995
                                                                 -------   --------   --------
                                                                      (IN THOUSANDS)
Interest paid.................................................    $925    $   345    $ 3,164
                                                                  ====    =======    =======
Supplemental schedule of non-cash investing
  and financing activities:

  Property and equipment and other asset acquisitions
    included in accounts payable..............................     $ --    $ 9,042    $ 3,101
                                                                   ====    =======    =======
  Litigation settlement by issuance of long-term debt.........     $650    $    --    $    --
                                                                   ====    =======    =======
  Distribution to former partners by issuance of notes payable     $ --    $11,000    $50,000
                                                                   ====    =======    =======

                     COAST RESORTS, INC. AND SUBSIDIARIES

NOTE 16--REGULATION OF GAMING OPERATIONS

  The gaming operations of the Company are subject to the licensing and regulatory control of the Nevada Gaming Commission (the Nevada Commission), the Nevada State Gaming Control Board (the Nevada Control Board) and the Clark County Liquor and Gaming Board (the Clark County Board) (collectively the Nevada Gaming Authorities). These agencies issue gaming licenses based upon, among other considerations, evidence that the character and reputation of principal owners, officers, directors, and certain other key employees are consistent with regulatory goals. The necessary licenses have been secured by the Company. The licenses are not transferable and must be renewed periodically upon the payment of appropriate taxes and license fees. The licensing authorities have broad discretion with regard to the renewal of the licenses which may at any time revoke, suspend, condition, limit or restrict a license for any cause deemed reasonable by the issuing agency. Officers, directors, and key employees of the Company must be approved by the Nevada Control Board and licensed by the Nevada Commission and Clark County Board.

NOTE 17--SUBSEQUENT EVENTS

    Effective January 1, 1996, the Predecessor Partnerships were dissolved and terminated as more fully described in Note 1. In connection therewith, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109 deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The adoption of SFAS 109 on January 1, 1996 resulted in the recognition in the 1996 financial statements of net deferred tax liabilities and a corresponding charge to earnings through the income tax provision of approximately $2,500,000. In addition, upon termination of the partnership tax status on January 1, 1996, all undistributed earnings of the predecessor partnerships were reclassified to additional paid-in capital.

  On January 16, 1996, the Company completed the exchange of Coast Resorts Common Stock for the Exchange Liabilities, as described in Note 1.

  On January 30, 1996, Coast Hotels completed a private placement offering of $175 million principal amount of 13% First Mortgage Notes Due December 15, 2002 (the "First Mortgage Notes"). Interest on the First Mortgage Notes is payable semi-annually commencing June 15, 1996. The First Mortgage Notes are unconditionally guaranteed by Coast Resorts, Coast West and certain future Subsidiaries of Coast Hotels. Net proceeds from the offering (after deducting original issue discount and commissions) were approximately $164.1 million. Of that amount, (i) approximately $114.8 million was deposited in a construction disbursement account restricted for use by Coast Hotels to finance in part the cost of developing, constructing, equipping and opening the Orleans, (ii) approximately $19.3 million was used by Coast Hotels to purchase U.S. Government Obligations which were deposited into an interest escrow account restricted to fund the interest payable on the First Mortgage Notes through December 15, 1996 and (iii) approximately $29.2 million was used by the Company to repay all outstanding indebtedness under the Company's New Revolving Facility, which facility was terminated. The balance of approximately $800,000 was used to pay, in part, the estimated offering expenses of $2.4 million.

                     COAST RESORTS, INC. AND SUBSIDIARIES

NOTE 17--SUBSEQUENT EVENTS--(CONTINUED)

  The indenture governing the First Mortgage Notes contains covenants that, among other things, limit the ability of Coast Hotels to pay dividends, repay existing indebtedness, incur additional indebtedness, or sell material assets as defined in the indenture. Additionally, if on the twentieth day of the month following the first month in which the Orleans Hotel and Casino has been operating for 18 months, the Fixed Charge Coverage Ratio (as defined in the indenture) of Coast Hotels for the most recently ended four full fiscal quarters is less than 1.5 to 1, Coast Hotels is required to consummate an asset sale of the Barbary Coast Hotel and Casino within one year. The proceeds from such asset sale shall be used by Coast Hotels to repurchase First Mortgage Notes at a price equal to 101% of the principal amount of such First Mortgage Notes.

NOTE 18--UNAUDITED PRO FORMA DATA

  Prior to the Reorganization, the Company operated as individual partnerships which did not pay federal income taxes. The partners of Gold Coast and Barbary Coast were taxed on their proportionate share of each of their respective partnership's taxable income or loss. The pro forma provision for income taxes and the related pro forma net income are unaudited and reflect adjustments to income taxes assuming that the change in corporate income tax status occurred as of january 1, 1993.

    The following pro forma consolidated financial statements of the Company give effect to (i) the change in income tax status resulting from the Reorganization, (ii) the issuance of the First Mortgage Notes, (iii) the exchange of Coast Resorts Common Stock for the Exchange Liabilities, and (iv) additional borrowings anticipated to be incurred by Coast Hotels in connection with the development of The Orleans (the "Orleans Equipment Financing").

  The pro forma consolidated balance sheet has been presented assuming that the transactions described above occurred on December 31, 1995. The pro forma statement of income has been presented assuming that the transactions described above occurred on January 1, 1995. These pro forma consolidated financial statements are unaudited and not necessarily indicative of the results that will be achieved for future periods.

                     COAST RESORTS, INC. AND SUBSIDIARIES

NOTE 18--UNAUDITED PRO FORMA DATA--(CONTINUED)

                                                                     December 31, 1995 (Pro Forma)
                                                              --------------------------------------------
                                                                     Actual     Adjustments          Pro Forma
                                                                    --------   ------------         -----------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (including $19,300 of..............     $ 14,543      $ 18,754 (a)         $ 63,297
       restricted cash, pro forma)                                                  30,000 (b)
  Other current assets.........................................        8,496                              8,496
                                                                    --------      --------             --------
       TOTAL CURRENT ASSETS....................................       23,039        48,754               71,793
                                                                    --------      --------             --------
PROPERTY AND EQUIPMENT, less accumulated depreciation..........      125,155                            125,155
                                                                    --------      --------             --------
OTHER ASSETS:
   Restricted cash                                                                 114,800 (a)          114,800
   Other assets................................................        4,169         7,500 (a)           11,669
                                                                    --------      --------             --------
       TOTAL OTHER ASSETS......................................        4,169       122,300              126,469
                                                                    --------      --------             --------
                                                                    $152,363      $171,054             $323,417
                                                                    ========      ========             ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES............................................       24,406                             24,406
                                                                    --------      --------             --------
LONG TERM DEBT, less current portion:
  Bank line of credit..........................................       28,155       (28,155)(a)              --
  Related parties..............................................       54,500       (52,525)(c)            1,975
  Other........................................................          348       169,209 (a)          199,557
                                                                                    30,000 (b)
                                                                    --------      --------             --------
      TOTAL LONG TERM DEBT.....................................       83,003       118,529              201,532
                                                                    --------      --------             --------
DEFERRED INCOME TAXES..........................................                      2,500 (d)            2,500
                                                                    --------      --------             --------
OTHER NON-CURRENT LIABILITIES..................................        2,066                              2,066
                                                                    --------      --------             --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 2,000,000 shares authorized,
     1,000,000 shares issued and outstanding (1,494,353 issued
     and outstanding Pro Forma)................................           10                                 10
  Additional paid-in capital...................................       19,340        52,525 (c)           71,865
  Retained Earnings............................................       23,538        (2,500)(d)           21,038
                                                                    --------      --------             --------
    TOTAL STOCKHOLDERS' EQUITY.................................       42,888        50,025               92,913
                                                                    --------      --------             --------
                                                                    $152,363      $171,054             $323,417
                                                                    ========      ========             ========

                     COAST RESORTS, INC. AND SUBSIDIARIES

NOTE 18--UNAUDITED PRO FORMA DATA -- (CONTINUED)

                                                                For the year ended December 31, 1995
                                                          ---------------------------------------------------
                                                            Actual     Adjustments               Pro Forma
                                                          ----------   ------------              ----------
OPERATING REVENUES:
     Casino............................................    $129,675       $                       $129,675
     Food and beverage.................................      38,468                                 38,468
     Hotel.............................................      13,233                                 13,233
     Other.............................................       9,968                                  9,968
                                                           --------       --------                --------
          GROSS REVENUES...............................     191,344                                191,344
     Less: promotional allowances......................     (16,588)                               (16,588)
                                                           --------       --------                --------
          NET REVENUES.................................     174,756                                174,756
                                                           --------       --------                --------

OPERATING EXPENSES:
     Casino............................................      67,782                                 67,782
     Food and beverage.................................      31,242                                 31,242
     Hotel.............................................       6,692                                  6,692
     Other.............................................       8,537                                  8,537
     General and administrative........................      35,132            650 (e)              35,782
     Guaranteed payments to former partner.............         858           (858)(e)                  --
     Depreciation and amortization.....................       7,280                                  7,280
                                                           --------       --------                --------
     TOTAL OPERATING EXPENSES..........................     157,523           (208)                157,315

     OPERATING INCOME..................................      17,233            208                  17,441
                                                           --------       --------                --------

OTHER INCOME (EXPENSES):
     Interest expense:
          Related parties..............................      (3,126)         2,749 (f)                (377)
          Other........................................        (760)       (24,063)(g)             (28,731)
                                                                            (3,300)(h)
                                                                               463 (i)
                                                                            (1,071)(j)
     Interest income...................................         106                                    106
     Interest capitalized..............................         235                                    235
     Gain on disposal of equipment and securities......          92                                     92
                                                           --------       --------                --------
     TOTAL OTHER INCOME (EXPENSES).....................      (3,453)       (25,222)                (28,675)
                                                           --------       --------                --------

INCOME (LOSS) BEFORE INCOME TAXES......................      13,780        (25,014)                (11,234)

PRO FORMA PROVISION (BENEFIT) FOR INCOME TAXES.........       4,823         (4,823)(k)                 --
                                                           --------       --------                --------

PRO FORMA NET INCOME (LOSS)............................    $  8,957       $(20,191)               $(11,234)
                                                           ========       ========                ========

                     COAST RESORTS, INC. AND SUBSIDIARIES

NOTE 18--UNAUDITED PRO FORMA DATA -- (CONTINUED)

  The pro forma consolidated financial statements reflect the following adjustments:

  BALANCE SHEET ADJUSTMENTS

  (a) To reflect the issuance of the First Mortgage Notes net of original issue discount of $5.8 million and including the capitalization of approximately $7.5 million of debt issue costs. The net proceeds from the issuance of the First Mortgage Notes, after deducting discounts and commissions, were approximately $164.1 million. Of that amount, (i) approximately $114.8 million was deposited in a construction disbursement account restricted for use by Coast Hotels to finance in part the cost of developing, constructing, equipping and opening The Orleans (included in non-current restricted cash), (ii) approximately $19.3 million was used by Coast Hotels to Purchase U.S. Government Obligations which were deposited into an interest escrow account restricted to fund the interest payable on the Notes through December 15, 1996 (included in cash and cash equivalents), and (iii) approximately $29.2 million was used by the Company to repay all outstanding indebtedness under the Company's revolving credit facility (of which $28.2 million was outstanding at December 31, 1995). The balance of approximately $800,000 was used to pay, in part, the estimated offering expenses of $2.4 million.

  (b) To reflect additional borrowings for The Orleans Equipment Financing expected to be incurred in connection with the completion of the Orleans. Based on current project plans and the commitment letter from a lender, total borrowings for furniture, fixtures, and equipment are expected to be $30.0 million at an interest rate of approximately 11.0%.

  (c) To reflect the exchange by Coast Resorts of Coast Resorts Common Stock for the Exchange Liabilities.

  (d) To recognize deferred income taxes attributable to temporary differences between financial reporting and tax basis of the Company which become recognized due to change in tax status from partnerships to a corporation upon completion of the Reorganization.


  INCOME STATEMENT ADJUSTMENTS

  (e) To reflect the elimination of guaranteed payments to former partners and inclusion of compensation to be paid to Michael J. Gaughan and certain other former partners of Barbary Coast who are employees of the Company following the consummation of the Reorganization. The duties and responsibilities of Michael J. Gaughan and the other former partners of Barbary Coast assumed upon the Reorganization are similar to those previously performed.

  (f) To reflect a decrease in interest expense relating to the decrease in Subordinated Notes (which bear interest at 7.5%) resulting from (i) the repayment of $8.0 million principal amount repaid by Gold Coast prior to the consummation of the Reorganization and (ii) the exchange of $51.0 million principal amount of Subordinated Notes for Coast Resorts Common Stock.

  (g) To reflect additional interest expense (including amortization of original issue discount) to be incurred with respect to the Notes using the effective interest method.

  (h) To reflect an increase in interest expense relating to the Orleans Equipment Financing at an assumed rate of 11.0% per annum.

                     COAST RESORTS, INC. AND SUBSIDIARIES

NOTE 18--UNAUDITED PRO FORMA DATA -- (CONTINUED)


  (i) To reflect a reduction in interest expense relating to the decrease in amounts outstanding under revolving bank lines of credit resulting from the use of proceeds from the issuance of the Notes. Amounts represent actual interest incurred under the lines of credit during 1995.

  (j) To reflect the amortization of estimated debt issue costs incurred in connection with the issuance of the Notes.

  (k) To reflect income taxes at the expected effective rate of approximately 35% beginning on January 1, 1995. Pro forma income tax benefits have been recognized in 1995 to the extent of available deferred income taxes.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on July 11, 1996.

                              COAST RESORTS, INC., a Delaware corporation

                              By: /s/ Harlan Braaten
                                  ---------------------------------------
                                  Harlan Braaten
                                  President and Chief Operating Officer