Form 10-Q/A
period 1996-03-31
COAST RESORTS INC
filed 1996-07-11
CIK 1001865

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 -------------

                                  FORM 10-Q/A

                               (AMENDMENT NO. 1)

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---  ACT OF 1934

     For the Quarterly Period Ended March 31, 1996

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from _______________________ to_________________

                         Commission file number 0-26922

                              COAST RESORTS, INC.
             (Exact name of registrant as specified in its charter)

           NEVADA                                88-0345704
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization              identification number)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                     Yes  X    No_____
                                                                  ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of Common Stock outstanding as of March 31, 1996:  1,494,352.94

===============================================================================

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      COAST RESORTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands, except share data)
                                  (Unaudited)

                                                March 31,    December 31,
                                                  1996           1995
                                                --------       --------
                 A S S E T S

CURRENT ASSETS:

   Cash and cash equivalents                    $ 18,030       $ 14,543
   Restricted cash equivalents, in
    escrow account                                19,292            --
   Accounts receivable, net                        3,818          1,990
   Other current assets                            6,820          6,506
                                                --------       --------
     TOTAL CURRENT ASSETS                         47,960         23,039
PROPERTY AND EQUIPMENT, net                      137,634        125,155
RESTRICTED CASH EQUIVALENTS, IN ESCROW ACCOUNT   104,231            --
OTHER ASSETS                                       9,395          4,169
                                                --------       --------
                                                $299,220       $152,363
                                                ========       ========

        L I A B I L I T I E S   A N D
   S T O C K H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES:
   Accounts payable                             $  5,446       $  8,389
   Accrued liabilities                            19,425         14,426
   Current portion of long-term debt               1,096          1,591
                                                --------       --------
     TOTAL CURRENT LIABILITIES                    25,967         24,406
                                                --------       --------
LONG-TERM DEBT, less current portion             171,816         83,357
                                                --------       --------
DEFERRED RENT                                      2,516          1,712
                                                --------       --------
OTHER LIABILITIES                                  2,500            --
                                                --------       --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common Stock, $.01 par value,
    2,000,000 shares authorized,
    1,494,353 (1996) and 1,000,000 (1995)
    shares issued and outstanding                     15             10
   Additional paid-in capital                     95,398         19,340
   Retained earnings                               1,008         23,538
                                                --------       --------
     TOTAL STOCKHOLDERS' EQUITY                   96,421         42,888
                                                --------       --------
                                                $299,220       $152,363
                                                ========       ========

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

                                             Three Months        Three Months
                                                Ended               Ended
                                            March 31, 1996      March 31, 1995
                                            --------------      --------------
OPERATING REVENUES:
 Casino                                       $   35,919          $   30,933
 Food and beverage                                 9,880               9,614
 Hotel                                             3,521               3,230
 Other                                             2,451               2,389
                                              ----------          ----------
   GROSS REVENUES                                 51,771              46,166
 Less: promotional allowances                     (4,359)             (3,970)
                                              ----------          ----------
   NET REVENUES                                   47,412              42,196
                                              ----------          ----------
OPERATING EXPENSES:
 Casino                                           16,939              16,583
 Food and beverage                                 7,404               8,521
 Hotel                                             1,680               1,628
 Other                                             1,871               2,075
 General and administrative                        8,764               8,271
 Development expenses                                955                 --
 Depreciation and amortization                     1,760               1,738
                                              ----------          ----------
   TOTAL OPERATING EXPENSES                       39,373              38,816
                                              ----------          ----------
   OPERATING INCOME                                8,039               3,380
                                              ----------          ----------
OTHER INCOME (EXPENSES)
 Interest expense                                 (4,306)               (379)
 Interest income                                     963                  70
 Interest capitalized                                701                 --
 Gain on sale of equipment and securities            --                   57
                                              ----------          ----------
   TOTAL OTHER INCOME (EXPENSES)                  (2,642)               (252)
                                              ----------          ----------
INCOME BEFORE INCOME TAX PROVISION                 5,397               3,128
                                              ----------          ----------
INCOME TAX PROVISION                               4,389                 --
                                              ----------          ----------
NET INCOME                                    $    1,008          $    3,128
                                              ==========          ==========
NET INCOME PER SHARE OF COMMON STOCK               $0.72                 --
                                              ==========          ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     1,407,434                 --
                                              ==========          ==========
PRO FORMA DATA (reflecting reorganization
and change in tax status):
 Provision for income taxes                        1,889               1,095
                                              ----------          ----------
 Net income                                   $    3,508          $    2,033
                                              ==========          ==========
 Net income per share of common stock              $2.49               $2.03
                                              ==========          ==========
 Weighted average common shares outstanding    1,407,434           1,000,000
                                              ==========          ==========

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

                                                     Three Months        Three Months
                                                        Ended               Ended
                                                    March 31, 1996      March 31, 1995
                                                    --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $   1,008            $ 3,128
                                                       ---------            -------
 ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
   Depreciation and amortization                           1,760              1,720
   Amortization of original issue discount                    86                --
   Provision for bad debts                                   --                 209
   Deferred income taxes                                   2,500                --
   Non-cash rent expense                                     440                --
   (Gain) loss on sale of assets                             --                 (57)
   Changes in assets and liabilities:
     Net (increase) decrease in accounts
      receivable and other current assets                 (2,132)               654
     (Increase) decrease in other assets                     376               (170)
   Increase (decrease) in operating liabilities:
     Net increase (decrease) in accounts payable
      and other accrued expenses                           1,987             (4,278)
                                                       ---------            -------
       TOTAL ADJUSTMENTS                                   5,017             (1,922)
                                                       ---------            -------
       NET CASH PROVIDED BY OPERATING ACTIVITIES           6,025              1,206
                                                       ---------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                    (13,682)            (9,339)
 Proceeds from sale of equipment and securities              --                  87
 Net additions to restricted cash equivalents,
  in escrow accounts                                    (123,523)               --
                                                       ---------            -------
       NET CASH USED BY INVESTING ACTIVITIES            (137,205)            (9,252)
                                                       ---------            -------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt,
  net of discounts and commissions                       164,124              3,000
 Principal payments on long-term debt                       (586)              (828)
 Proceeds from borrowings under bank line
  of credit                                                1,045              9,000
 Principal payments on bank line of credit               (29,200)            (2,400)
 Payments for debt issue costs                              (716)               --
 Distributions to former partners                            --              (8,661)
                                                       ---------            -------
       NET CASH PROVIDED BY FINANCING
        ACTIVITIES                                       134,667                111
                                                       ---------            -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                               3,487             (7,935)
CASH AND CASH EQUIVALENTS, at beginning of year           14,543             16,966
                                                       ---------            -------
CASH AND CASH EQUIVALENTS, at end of period               18,030              9,031
                                                       =========            =======
Supplemental cash flow information:
 Cash paid for interest                                $     754            $   362
                                                       =========            =======

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

NOTE 2- THE ORLEANS CONSTRUCTION COMMITMENTS

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

NOTE 3-INCOME TAXES

     Prior to the Reorganization, the Company operated as individual partnerships which did not pay federal income taxes. The partners of the Predecessor Partnerships were taxed on their proportionate share of each of their respective partnership's taxable income or loss. Effective January 1, 1996 and in connection with the Reorganization, the Predecessor Partnerships were terminated. The change in status to a "C" corporation resulted in the recognition of net deferred tax liabilities, and a corresponding charge to earnings through the income tax provision of approximately $2.5 million for the quarter ended March 31, 1996. In addition, upon termination of the partnership tax status on January 1, 1996, all undistributed earnings of the Predecessor Partnerships were reclassified to paid-in-capital.

     The income statement for the quarter ended March 31, 1995 does not include any provision or liability for corporate income taxes due to the partnership status. The pro forma provision for income taxes and the related pro forma net income reflect adjustments to income taxes assuming that the change in corporate income tax status occurred as of January 1, 1995.

NOTE 4-PRIVATE PLACEMENT FINANCING

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

     The Company's consolidated cash requirements include principally the costs related to the development, construction, equipping and opening of The Orleans, debt service on the First Mortgage Notes subsequent to December 15, 1996 of approximately $22.8 million annually, ongoing capital expenditures at the Gold Coast and the Barbary Coast estimated to be approximately $4.0 million in 1996, advances to Coast West, Inc. for rent on land held for possible future development estimated to be at least approximately $2.1 million annually, and debt service unrelated to the First Mortgage Notes estimated to be approximately $500,000 in 1996.

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

         (a)  Exhibits.

              27. Financial Data Schedule (previously filed).

         (b)  Reports on Form 8-K.

              There were no reports filed on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  July 11, 1996           COAST RESORTS, INC., a Nevada corporation

                               By:  /s/  Harlan Braaten
                                    -------------------------------------
                                    Harlan Braaten
                                    President and Chief Operating Officer



LC961920.068/2+