Form 10-Q
period 1996-06-30
COAST RESORTS INC
filed 1996-08-14
CIK 1001865

_______________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 _____________

                                   FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---  ACT OF 1934

     For the Quarterly Period Ended June 30, 1996

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from ____________ to  ____________

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
                                                   Yes  X    No
                                                      -----    ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of Common Stock outstanding as of August 1, 1996:  1,494,352.94
                                              --------
_______________________________________________________________________________

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                      COAST RESORTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands, except share data)
                                  (Unaudited)

                                                June 30,      December 31,
                                                 1996            1995
                                                --------      ------------
                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                    $ 22,303       $ 14,543
   Restricted cash equivalents, in
    escrow account                                11,164              -
   Accounts receivable, net                        2,122          1,990
   Other current assets                            7,136          6,506
                                                --------       --------
     TOTAL CURRENT ASSETS                         42,725         23,039
PROPERTY AND EQUIPMENT, net                      165,552        125,155
RESTRICTED CASH EQUIVALENTS, IN ESCROW
 ACCOUNT                                          79,973              -
OTHER ASSETS                                       9,799          4,169
                                                --------       --------
                                                $298,049       $152,363
                                                ========       ========


            LIABILITIES AND
          STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                             $  3,767       $  8,389
   Accrued liabilities                            16,679         14,426
   Current portion of long-term debt                 589          1,591
                                                --------       --------
     TOTAL CURRENT LIABILITIES                    21,035         24,406
                                                --------       --------
LONG-TERM DEBT, less current portion             171,924         83,357
                                                --------       --------
DEFERRED RENT                                      3,320          1,712
                                                --------       --------
OTHER LIABILITIES                                  2,500              -
                                                --------       --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value, 500,000
   shares authorized, no shares issued and
   outstanding                                         -              -
   Common Stock, $.01 par value, 2,000,000
   shares authorized, 1,494,353 (1996)
   and 1,000,000 (1995) shares issued and
   outstanding                                        15             10
   Additional paid - in capital                   95,398         19,340
   Retained earnings                               3,857         23,538
                                                --------       --------
     TOTAL STOCKHOLDERS' EQUITY                   99,270         42,888
                                                --------       --------
                                                $298,049       $152,363
                                                ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      COAST RESORTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       For the Three Months and Six Months Ended June 30, 1996 and 1995
                 (amounts in thousands, except per share data)
                                  (Unaudited)


                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                      ------------------------------------------------
                                                      1996         1995              1996         1995
                                                      ----         ----              ----         ----
OPERATING REVENUES:
 Casino                                            $   35,380  $   30,878          $   71,300  $   61,812
 Food and beverage                                      9,510       9,594              19,389      19,208
 Hotel                                                  3,496       3,280               7,017       6,511
 Other                                                  2,463       2,233               4,914       4,622
                                                   ----------  ----------          ----------  ----------
   GROSS REVENUES                                      50,849      45,985             102,620      92,153
 Less:  promotional allowances                         (4,061)     (4,044)             (8,420)     (8,014)
                                                   ----------  ----------          ----------  ----------
   NET REVENUES                                        46,788      41,941              94,200      84,139
                                                   ----------  ----------          ----------  ----------
OPERATING EXPENSES:
 Casino                                                16,903      16,636              33,842      33,220
 Food and beverage                                      7,268       7,979              14,672      16,501
 Hotel                                                  1,806       1,737               3,485       3,366
 Other                                                  1,827       2,098               3,698       4,174
 General and administrative                             8,927       8,465              17,693      16,735
 Development expenses                                     955          --               1,910          --
 Depreciation and amortization                          1,861       1,835               3,622       3,574
                                                   ----------  ----------          ----------  ----------
   TOTAL OPERATING EXPENSES                            39,547      38,750              78,922      77,570
                                                   ----------  ----------          ----------  ----------
   OPERATING INCOME                                     7,241       3,191              15,278       6,569

OTHER INCOME (EXPENSES)
 Interest expense                                      (5,870)       (632)            (10,177)     (1,012)
 Interest income                                        1,484           5               2,447          75
 Interest capitalized                                   1,530          --               2,231          --
 Gain on sale of equipment and
  securities                                                2          11                   2          68
                                                   ----------  ----------          ----------  ----------
   TOTAL OTHER INCOME (EXPENSES)                       (2,854)       (616)             (5,497)       (869)
                                                   ----------  ----------          ----------  ----------
INCOME BEFORE INCOME TAX PROVISION                      4,387       2,575               9,781       5,700
                                                   ----------  ----------          ----------  ----------
INCOME TAX PROVISION                                    1,535          --               5,924          --
                                                   ----------  ----------          ----------  ----------
NET INCOME                                         $    2,852  $    2,575          $    3,857  $    5,700
                                                   ==========  ==========          ==========  ==========
NET INCOME PER SHARE OF COMMON STOCK               $     1.91  $     1.67          $     2.66  $     3.71
                                                   ==========  ==========          ==========  ==========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                        1,494,353          --           1,450,893          --
                                                   ==========  ==========          ==========  ==========
PRO FORMA DATA (reflecting reorganization and
change in tax status):
 Provision for income taxes                             1,535         901               3,423       1,995
                                                   ----------  ----------          ----------  ----------
 Net income                                        $    2,852  $    1,674          $    6,358  $    3,705
                                                   ==========  ==========          ==========  ==========
 Net income per share of common stock              $     1.91  $     1.67          $     4.38  $     3.71
                                                   ==========  ==========          ==========  ==========

Weighted average common shares outstanding          1,494,353   1,000,000           1,450,893   1,000,000
                                                   ==========  ==========          ==========  ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      COAST RESORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1996 and 1995
                             (amounts in thousands)
                                  (Unaudited)

                                            Six Months         Six Months
                                              Ended              Ended
                                          June 30, 1995       June 30, 1996
                                          -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                 $   3,857           $  5,700
                                            ---------           --------
 ADJUSTMENTS TO RECONCILE NET
  INCOME TO NET CASH
   PROVIDED BY OPERATING
    ACTIVITIES:
   Depreciation and amortization                3,622              3,574
   Amortization of original issue
    discount                                      217                 --
   Provision for bad debts                         38                294
   Deferred income taxes                        2,500                 --
   Non-cash rent expense                          880                 --
   (Gain) loss on sale of assets                   (2)               (68)
   Changes in assets and
    liabilities:
     Net (increase) decrease in
      accounts receivable
      and other current assets                 (2,196)              (615)
     (Increase) decrease in other
      assets                                      193                194
   Increase (decrease) in
    operating liabilities:
     Net increase (decrease) in accounts
      payable and other accrued expenses         (977)            (4,054)
                                            ---------           --------
      TOTAL ADJUSTMENTS                         4,275               (675)
                                            ---------           --------
      NET CASH PROVIDED BY
       OPERATING ACTIVITIES                     8,132              5,025
                                            ---------           --------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Capital expenditures                         (42,807)           (10,847)
 Proceeds from sale of equipment
  and securities                                   20                153
 Net additions to restricted cash
  equivalents, in escrow accounts             (91,137)                --
                                            ---------           --------
      NET CASH USED BY INVESTING
       ACTIVITIES                            (133,924)           (10,694)
                                            ---------           --------
CASH FLOW FROM FINANCING
 ACTIVITIES:
 Proceeds from issuance of
  long-term debt,
  net of discounts and
  commissions                                 164,124              3,000
 Principal payments on long-term
  debt                                         (1,082)            (1,300)
 Proceeds from borrowings under
  bank line of credit                           1,045              6,600
 Principal payments on bank line
  of credit                                   (29,200)            (1,500)
 Principal payments on capital
  lease                                           (99)               (46)
 Payments for debt issue costs                 (1,236)                --
 Distributions to former partners                  --             (8,661)
                                            ---------           --------
      NET CASH PROVIDED BY
       FINANCING ACTIVITIES                   133,552             (1,907)
                                            ---------           --------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                           7,760             (7,576)
                                            ---------           --------
CASH AND CASH EQUIVALENTS, at
 beginning of year                             14,543             16,967
                                            ---------           --------
CASH AND CASH EQUIVALENTS, at end
 of period                                  $  22,303           $  9,391
                                            =========           ========


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

     The Gold Coast and Barbary Coast hotel-casinos had previously been owned and operated independently by two partnerships, Gold Coast Hotel and Casino, a Nevada limited partnership, and Barbary Coast Hotel and Casino, a Nevada general partnership (collectively, the "Predecessor Partnerships"). On January 1, 1996, the partners of the Predecessor Partnerships completed a reorganization (the "Reorganization") with Coast Resorts. Coast Resorts was formed in September 1995 for the purpose of effecting such Reorganization of the Predecessor Partnerships. Coast Resorts, Gold Coast and Barbary Coast were all related through common ownership and management control.

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

Basis of Presentation

     Prior to the Reorganization, the Gold Coast and the Barbary Coast hotel-casinos historically operated under a high degree of common control. The former Managing General Partner of the Gold Coast Hotel and Casino was also a general partner, and the principal manager, of the Barbary Coast Hotel and Casino. Due to common control of the Predecessor Partnerships and the continuation of ownership by the former partners, the Reorganization was accounted for as a reorganization of entities under common control. Accordingly, the consolidated financial statements of the Company for all periods are presented as if the Reorganization occurred at the beginning of the earliest period presented and include the accounts of all entities involved on a historical cost basis, in a manner similar to a pooling of interests. The consolidated financial statements include the accounts of the Company and all its subsidiaries. All intercompany balances and transactions have been eliminated.

     The accompanying consolidated financial statements reflect the Exchange Liabilities as obligations of Coast Resorts at December 31, 1995, as the exchange for Coast Resorts Common Stock had not yet occurred. The exchange was accounted for subsequent to the completion of the Reorganization, through the issuance of Coast Resorts Common Stock in the approximate amount of $52.5 million reflecting the historical cost basis of the Exchange Liabilities.

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

NOTE 2-THE ORLEANS CONSTRUCTION COMMITMENTS

     During 1995, the Company commenced construction of The Orleans. The plans for The Orleans have been developed with a theme of the French Quarter in New Orleans, and include an approximately 92,000 square foot casino, 840 hotel rooms, a 70-lane bowling center and five restaurants. The Orleans has a revised construction and development budget of approximately $172.6 million; including contingencies but excluding capitalized interest, pre-opening expenditures, and opening bankroll. In January 1996, the Company entered into a guaranteed maximum price contract for the construction of the buildings and site improvements. During the course of construction, the Company has elected to upgrade and improve the quality of furnishings, systems and materials and to position The Orleans for future expansion. The Company also made certain changes designed to enhance the overall experience of The Orleans. Such changes include the addition of an Italian restaurant and improvements to the ballroom to allow it to be used for live entertainment and to permit greater flexibility in the types of events for which it may be used. Changes to the original budget have been made primarily to accommodate quality enhancements in the project and changes in the scope of the project, as well as increased architectural and design fees and other costs resulting from additional pending and anticipated change orders and modifications. Such project enhancements, changes and modifications are expected to result in change orders for (and have a budget allocation of) an additional $12.5 million under the construction contract and a corresponding increase in the guaranteed maximum price under the construction contract to $112.5 million in accordance with the terms of the construction contract and the related disbursement agreement. The balance of the increase in the revised budget of approximately $2.0 million is expected to be allocated to increased architectural and design fees and to the budget for furniture, fixtures, equipment, additional signage and certain interior and other improvements. As of June 30, 1996, the Company had paid approximately $55.7 million of construction and development costs, including approximately $48.8 million that is subject to the construction contract, approximately $4.6 million of architectural and design fees and approximately $2.3 million of other construction and development costs.

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

     The income statements for the quarter ended June 30, 1995 and six months ended June 30, 1995 do not include any provision or liability for corporate income taxes due to the partnership status. The pro forma provision for income taxes and the related pro forma net income reflect adjustments to income taxes assuming that the change in corporate income tax status occurred as of January 1, 1995.

NOTE 4-PRIVATE PLACEMENT FINANCING

     On January 30, 1996, Coast Hotels completed a private placement offering of $175.0 million principal amount of 13% First Mortgage Notes Due December 15, 2002 (the "First Mortgage Notes"). Interest on the First Mortgage Notes is payable semi-annually, commencing June 15, 1996. The First Mortgage Notes are unconditionally guaranteed by Coast Resorts, Coast West and certain future subsidiaries of Coast Hotels. Net proceeds from the offering (after deducting original issue discount and commissions) were approximately $164.1 million. Of that amount, (i) approximately $114.8 million was deposited in a construction disbursement account restricted for use by Coast Hotels to finance in part the cost of developing, constructing, equipping and opening The Orleans, (ii) approximately $19.3 million was used by Coast Hotels to purchase U.S.
Government Obligations which were deposited into an interest escrow account restricted to fund the interest payable on the First Mortgage Notes through December 15, 1996 and (iii) approximately $29.2 million was used by Coast Hotels to repay all outstanding indebtedness under its revolving credit facility, which was terminated upon repayment. The balance of approximately $800,000 was used to pay, in part, the offering expenses of approximately $2.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Coast Resorts, Inc. is a holding company formed in 1995 to effect the combination of two partnerships, the Barbary Coast Hotel and Casino and the Gold Coast Hotel and Casino, which were Las Vegas gaming operations owning the Barbary Coast Hotel and Casino (the "Barbary Coast") and the Gold Coast Hotel and Casino (the "Gold Coast"). One of the Company's wholly-owned subsidiaries, Coast Hotels and Casinos, Inc. ("Coast Hotels"), owns and operates these two existing properties and is currently constructing a third in Las Vegas, The Orleans Hotel and Casino ("The Orleans"). Another wholly-owned subsidiary of the Company, Coast West, Inc., leases an approximately fifty-acre site in Las Vegas on which the Company may develop and operate a future hotel-casino.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial information regarding the results of operations of the Company:

                                              Three Months Ended             Six Months Ended
                                                  June 30,                       June 30,
                                              -------------------------------------------------
                                               1996      1995                1996       1995
                                               ----      ----                ----       ----
NET REVENUES:
  Gold Coast............................      $35,055    $31,824             $70,768    $63,724
  Barbary Coast.........................       11,733     10,117              23,432     20,415
                                              -------    -------             -------    -------
                                              $46,788    $41,941             $94,200    $84,139
                                              =======    =======             =======    =======

OPERATING INCOME:
  Gold Coast............................      $ 7,727    $ 4,104             $16,317    $ 7,764
  Barbary Coast.........................        1,260       (913)              2,224     (1,195)
  Corporate Expenses....................         (791)        --              (1,353)        --
  Development Expenses..................         (955)        --              (1,910)        --
                                              -------    -------             -------    -------
                                              $ 7,241    $ 3,191             $15,278    $ 6,569
                                              =======    =======             =======    =======

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995 Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

COAST RESORTS, INC.

     Net revenues for the Company were $46.8 million in the second quarter of 1996 compared to $41.9 million in the second quarter of 1995, an increase of $4.9 million (11.6%), and were $94.2 million in the six months ended June 30, 1996 compared to $84.1 million for the same period in 1995, an increase of $10.1 million (12.0%). (Percentages are actual and are not adjusted for rounding.) The increased revenues were primarily due to stronger gaming revenues at the Company's two hotel-casinos, as well as to increased hotel revenues. Operating income was $7.2 million for the quarter ended June 30, 1996, compared to $3.2 million in 1995, an increase of 126.9%, and $15.3 million for the six month period ended June 30, 1996, compared to $6.6 million in 1995, an increase of 132.6%, due to the increased revenues discussed above, partially offset by a 2.1% increase in operating expenses for second quarter 1996 to $39.5 million, and a 1.7% increase in operating expenses for the first six months of 1996 to $78.9 million. Food and beverage expenses decreased by $711,000 (8.9%) in the three months ended June 30, 1996, compared to the second quarter in 1995, and by $1.8 million (11.1%) in the six months ended June 30, 1996, compared to the same period in 1995, primarily due to a decrease in cost of sales in the restaurants as a result of lower wholesale food prices and fewer meals served. General and administrative expenses increased $462,000 (5.5%) from second quarter 1995 to 1996, and $1.0 million (5.7%) from the six months ended June 30, 1996 compared to the same period in 1995, primarily due to an increase in corporate salaries and the addition of an incentive bonus program.

     Net income increased to $2.9 million in the second quarter of 1996, a 10.8% increase from $2.6 million for the second quarter of 1995. Net income decreased to $3.9 million in the six months ended June 30, 1996 from $5.7 million in the same period in 1995, a 32.3% decrease due in part to a provision for income tax of $5.9 million, including a one-time charge of $2.5 million in 1996 for temporary differences as a result of a change in tax status from partnerships to a corporation on January 1, 1996. ( See Note 3 of Notes to Condensed Consolidated Financial Statements). Additionally, net interest expense increased $2.2 million to $2.9 million in the second quarter of 1996 compared to $627,000 in 1995, and $4.6 million to $5.5 million in the six months ended June 30, 1996 compared to $937,000 in 1995, due to interest on $175.0 million principal amount of first mortgage notes issued in January 1996 (the "First Mortgage Notes").

COAST HOTELS AND CASINOS, INC.

     Net income for the Company's operating subsidiary, Coast Hotels, was $3.1 million for the second quarter of 1996, compared to $2.6 million for the same period in 1995, and $4.4 million for the first half of 1996 compared to $5.7 million in 1995. The decrease in the first half of 1996 was primarily due to the provision for income tax, including the $2.5 million one-time charge described above, as well as an increase in net interest attributable to the First Mortgage Notes.

     Gold Coast. Net revenues at the Gold Coast were $35.1 million for the quarter ended June 30, 1996, an increase of $3.3 million (10.2%) over 1995 second quarter revenues of $31.8 million, and were $70.8 million for the six months ended June 30, 1996, an increase of $7.1 million (11.1%) over 1995 revenues of $63.7 million. Gaming revenues were $26.0 million for the 1996 second quarter, an increase of $3.1 million (13.7%) compared to $22.9 million in the same period in 1995, and for the six months ended June 30, 1996 were $52.7 million, an increase of $7.1 million (15.6%) compared to $45.6 million the same period in 1995. The increase was primarily due to the positive effects of an upgrade of slot equipment completed in December 1995. Hotel revenues for second quarter 1996 were $2.5 million, an increase of 5.2% over second quarter 1995 hotel revenues of $2.4 million, and for the six months ended June 30, 1996 were $5.0 million, an increase of 5.5% over six month 1995 hotel revenues of $4.8 million, due to higher occupancy rates. Operating income was $7.7 million for the second quarter of 1996 compared to $4.1 million in 1995, an increase of $3.6 million (88.3%), and was $16.3 million for the first half of 1996 compared to $7.8 million in 1995, an increase of $8.5 million (110.2%). In addition to the increased revenues discussed above, total operating expenses for second quarter 1996 decreased $392,000 (1.4%) to $27.3 million compared to $27.7 million in 1995, and for the six months ended June 30, 1996 decreased $1.5 million (2.7%) to $54.5 million compared to $56.0 million in 1995. Food and beverage expenses accounted for most of the reduction, decreasing $755,000 (11.6%) to $5.8 million in the second quarter of 1996 compared to 1995, and decreasing $1.8 million (13.5%) to $11.7 million in the first half of 1996 due to lower cost of sales in the restaurants as a result of lower wholesale food prices and fewer meals served.

     Barbary Coast. Net revenues at the Barbary Coast were $11.7 million in the quarter ended June 30, 1996, an increase of $1.6 million (16.0%) over 1995 second quarter revenues of $10.1 million, and were $23.4 million in the six months ended June 30, 1996, an increase of $3.0 million (14.8%) over 1995 revenues of $20.4 million in the same period. Gaming revenues increased 17.1% to $9.4 million in the second quarter of 1996 compared to $8.0 million in the same period in 1995, primarily due to a higher table game win percentage (i.e. table game revenues (win) as a percentage of table game drop). Gaming revenues increased 14.6% to $18.6 million in the first half of 1996 compared to $16.3 million in 1995, primarily due to increases in the sports book and race book wagering volume. Operating income was $1.3 million for the second quarter of 1996 compared to a loss of 913,000 in 1995, and was $2.2 million for the first half of 1996 compared to a loss of $1.2 million in 1995, primarily due to the increased revenues discussed above. Operating expenses were $10.5 million in the second quarter of 1996 compared to $11.0 million in 1995, a decrease of $557,000 (5.0%), and were $21.2 million in the second half of 1996 compared to $21.6 million in 1995, a decrease of $402,000 (1.9%), primarily due to lower casino wages and benefits as a result of a staffing reduction and the elimination of the Keno department.

COAST WEST, INC.

     Coast West, Inc. has no operations but holds a lease on approximately fifty acres of land held for possible future development. The net loss for Coast West was $955,000 in the second quarter of 1996 and was $1.9 million for the first six months of fiscal 1996 (Coast West was not in existence in the corresponding period of 1995). The net loss was due entirely to rent expense (including $440,000 of deferred rent expense in the second quarter and $880,000 for the first half of 1996).

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

     On January 30, 1996, Coast Hotels issued $175.0 million principal amount of First Mortgage Notes to finance, in part, the development, construction, equipping and opening of The Orleans. The net proceeds from the issuance, after deducting discounts and commissions, were approximately $164.1 million. Of that amount, (i) approximately $114.8 million was deposited in a construction disbursement account for use by Coast Hotels to finance in part The Orleans,
(ii) approximately $19.3 million was used by Coast Hotels to purchase U.S. Government Obligations which were deposited into an interest escrow account to fund the interest payable on the First Mortgage Notes through December 15, 1996 and (iii) approximately $29.2 million was used by Coast Hotels to repay all outstanding indebtedness under its revolving credit facility, which was terminated upon repayment. The balance of approximately $800,000 was used to pay, in part, the offering expenses of approximately $2.4 million.

     The Company's consolidated cash requirements include principally the costs related to the development, construction, equipping and opening of The Orleans, debt service on the First Mortgage Notes subsequent to December 15, 1996 of approximately $22.8 million annually, ongoing capital expenditures at the Gold Coast and the Barbary Coast estimated to be approximately $4.0 million in the aggregate in 1996, advances to Coast West, Inc. for rent on land held for possible future development of at least approximately $2.1 million annually, and debt service unrelated to the First Mortgage Notes estimated to be approximately $500,000 in 1996. Prior to the Reorganization, a primary use of cash also included distributions to the partners of the Gold Coast Partnership and the Barbary Coast Partnership, which were separate partnerships that did not pay income taxes. The Company does not expect to make regular cash dividends to its shareholders in the future, and instead intends to retain future earnings (after payment of corporate income taxes) for reinvestment in the Company's business.

     The Company expects to satisfy the costs of developing, constructing, equipping and opening The Orleans with the proceeds from the issuance of the First Mortgage Notes, approximately $30.0 million of anticipated equipment financing and an anticipated $23.0 million of cash from operations at the Gold Coast and Barbary Coast. Taking into account the anticipated use of cash from operations for the construction of The Orleans, the Company expects that excess cash from Coast Hotel's two existing properties will be sufficient to satisfy the Company's consolidated cash requirements other than costs related to the development, construction, equipping and opening The Orleans. Subsequent to the commencement of operations of The Orleans, the Company expects that cash generated from the operations of Coast Hotels will be sufficient to satisfy consolidated cash requirements, including debt service on the First Mortgage Notes subsequent to December 15, 1996, although no assurance can be given to that effect.

                          PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings.
         ------------------

         None.

Item 2:  Changes in Securities.
         ----------------------

         None.

Item 3:  Defaults Upon Senior Securities.
         --------------------------------

         None.

Item 4:  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         None.

Item 5:  Other Information.
         ------------------

         None.

Item 6:  Exhibits and Reports on Form 8-K:
         ---------------------------------

        (a)  Exhibits.

             27. Financial Data Schedule.

        (b)  Reports on Form 8-K.

             There were no reports filed on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1996              COAST RESORTS, INC., a Nevada corporation

                                    By: /s/  Gage Parrish
                                       --------------------------------------
                                         Gage Parrish
                                         Vice President and
                                         Chief Financial Officer