Form 10-Q/A
period 1996-06-30
COAST RESORTS INC
filed 1996-10-22
CIK 1001865

_______________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 _____________

                                  FORM 10-Q/A
                               (Amendment No. 1)

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

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

                               EXPLANATORY NOTE

     The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q/A of Coast Resorts, Inc. for the period ended June 30, 1996 is solely to correct a typographical error contained in the column headings to Coast Resorts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 1996 and 1995.

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

                                            Six Months         Six Months
                                              Ended              Ended
                                          June 30, 1996       June 30, 1995
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



Date:  October 21, 1996             COAST RESORTS, INC., a Nevada corporation

                                    By: /s/  Gage Parrish
                                       --------------------------------------
                                         Gage Parrish
                                         Vice President and
                                         Chief Financial Officer