Form 10-Q
period 1996-09-30
COAST RESORTS INC
filed 1996-11-14
CIK 1001865

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

     For the Quarterly Period Ended September 30, 1996

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the Transition Period from _____________ to ___________________


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

                                     None
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X   No
                                                    ----    ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of Common Stock outstanding as of November 14, 1996: 1,494,352.94



================================================================================

ITEM 1.  FINANCIAL STATEMENTS.

COAST RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(Unaudited)

                                                                                        September 30,     December 31,
                                                                                            1996             1995
                                                                                        ------------      -----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                              $ 31,365         $ 14,543
   Restricted cash equivalents, in escrow account                                           11,164                -
   Accounts receivable, net                                                                  2,377            1,990
   Other current assets                                                                      8,896            6,506
                                                                                         ---------        ---------
   TOTAL CURRENT ASSETS                                                                     53,802           23,039
PROPERTY AND EQUIPMENT, net                                                                204,435          125,155
RESTRICTED CASH EQUIVALENTS, IN ESCROW ACCOUNT                                              45,214                -
OTHER ASSETS                                                                                 8,630            4,169
                                                                                         ---------        ---------
                                                                                          $312,081         $152,363
                                                                                          ========         ========
LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                       $  4,346         $  8,389
   Accrued liabilities                                                                      27,658           14,426
   Current portion of long-term debt                                                           361            1,591
                                                                                         ---------        ---------
     TOTAL CURRENT LIABILITIES                                                              32,365           24,406
                                                                                         ---------        ---------
LONG-TERM DEBT, less current portion                                                       171,965           83,357
                                                                                         ---------        ---------
DEFERRED RENT                                                                                4,125            1,712
                                                                                         ---------        ---------
OTHER LIABILITIES                                                                            2,500                -
                                                                                         ---------        ---------
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding
   Common Stock, $.01 par value, 2,000,000 shares authorized,
   1,494,353 (1996) and 1,000,000 (1995) shares issued and                                      15               10
   outstanding
   Additional paid-in capital                                                               95,398           19,340
   Retained earnings                                                                         5,713           23,538
                                                                                         ---------        ---------
    TOTAL STOCKHOLDERS' EQUITY                                                             101,126           42,888
                                                                                         ---------        ---------
                                                                                          $312,081         $152,363
                                                                                         =========        =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      COAST RESORTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        For the Three and Nine Months Ended September 30, 1996 and 1995
                 (amounts in thousands, except per share data)
                                  (Unaudited)

                                                             Three Months Ended           Nine Months Ended
                                                                September 30,               September 30,
                                                             ------------------           -----------------
                                                             1996          1995          1996          1995
                                                             ----          ----          ----          ----
OPERATING REVENUES:
 Casino                                                   $   36,324    $   32,518    $  107,624    $   94,400
 Food and beverage                                             9,248         9,337        28,637        28,545
 Hotel                                                         3,577         3,280        10,594         9,791
 Other                                                         2,597         2,508         7,511         7,130
                                                          ----------    ----------    ----------     ---------
   GROSS REVENUES                                             51,746        47,643       154,366       139,866
 Less: promotional allowances                                (4,088)       (4,018)      (12,508)      (11,908)
                                                          ----------    ----------    ----------     ---------
   NET REVENUES                                               47,658        43,625       141,858       127,958
                                                          ----------    ----------    ----------     ---------
OPERATING EXPENSES:
 Casino                                                       18,661        17,550        52,503        51,185
 Food and beverage                                             7,222         7,061        21,894        23,562
 Hotel                                                         1,753         1,769         5,238         5,135
 Other                                                         1,954         2,106         5,652         6,280
 General and administrative                                   10,035         9,401        27,728        25,915
 Development expenses                                            955            --         2,865            --
 Depreciation and amortization                                 1,969         1,570         5,591         5,144
                                                          ----------    ----------    ----------     ---------
   TOTAL OPERATING EXPENSES                                   42,549        39,457       121,471       117,221
                                                          ----------    ----------    ----------     ---------
   OPERATING INCOME                                            5,109         4,168        20,387        10,737
                                                          ----------    ----------    ----------     ---------
OTHER INCOME (EXPENSES)
 Interest expense                                             (5,884)       (1,399)      (16,061)       (2,411)
 Interest income                                                 959            15         3,406            90
 Interest capitalized                                          2,670            52         4,901            52
 Gain on sale of equipment and securities                          0             1             2            69
                                                          ----------    ----------    ----------     ---------
 TOTAL OTHER INCOME (EXPENSES)                                (2,255)       (1,331)       (7,752)       (2,200)
                                                          ----------    ----------    ----------     ---------
INCOME BEFORE INCOME TAX PROVISION                             2,854         2,837        12,635         8,537
                                                          ----------    ----------    ----------     ---------
INCOME TAX PROVISION                                             998             0         6,922            --
                                                          ----------    ----------    ----------     ---------
NET INCOME                                                $    1,856    $    2,837    $    5,713    $    8,537
                                                          ==========    ==========    ==========    ==========
NET INCOME PER SHARE OF COMMON STOCK                      $     1.24            --         $3.90            --
                                                          ==========    ==========    ==========    ==========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                               1,494,353            --     1,465,486            --
                                                          ==========    ==========    ==========    ==========
PRO FORMA DATA (reflecting
 reorganization and change in tax status):
   Provision for income taxes                                    998           993         4,422         2,988
   Net income                                             $    1,856    $    1,844    $    8,213    $    5,549
                                                          ==========    ==========    ==========    ==========
   Net income per share of common stock                   $     1.24    $     1.84    $     5.60    $     5.55
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                                1,494,353     1,000,000     1,465,486     1,000,000
                                                          ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      COAST RESORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1996 and 1995
                             (amounts in thousands)
                                  (Unaudited)

                                                                              Nine Months Ended             Nine Months Ended
                                                                              September 30, 1996            September 30, 1995
                                                                              ------------------            ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                        $   5,713                      $  8,537
                                                                                   ---------                      --------
 ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization                                                       5,575                         5,144
   Amortization of original issue discount                                               355                            --
   Provision for bad debts                                                                49                           392
   (Gain) loss on sale of assets                                                          (2)                          (69)
   Deferred income taxes                                                               2,500                            --
   Non-cash rent expense                                                               1,320                            --
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                                         (491)                         (321)
     (Increase) decrease in inventories                                                  314                           755
     (Increase) decrease in prepaid expenses                                          (1,770)                           24
     (Increase) decrease in other assets                                                 655                          (394)
     Increase (decrease) in accounts payable                                          (4,756)                       (2,362)
     Increase (decrease) in accrued liabilities                                       13,159                           861
                                                                                   ---------                      --------
 TOTAL ADJUSTMENTS                                                                    16,908                         4,030
                                                                                   ---------                      --------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                            22,621                        12,567
                                                                                   ---------                      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                (82,644)                      (16,725)
 Proceeds from sale of assets                                                             21                           172
 Net additions to restricted cash equivalents, in escrow accounts                    (56,378)                           --
                                                                                   ---------                      --------
 NET CASH USED BY INVESTING ACTIVITIES                                              (139,001)                      (16,553)
                                                                                   ---------                      --------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt,
   net of discounts and commissions                                                  164,098                         4,500
 Principal payments on long-term debt                                                 (1,505)                       (1,912)
 Proceeds from borrowings under bank line of credit                                    1,045                         6,600
 Principal payments on bank line of credit                                           (29,200)                       (3,000)
 Payments for debt issue costs                                                        (1,236)                           --
 Advances to (from) affiliates                                                            --                            --
 Distributions to former partners                                                         --                        (8,660)
                                                                                   ---------                      --------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                                           133,202                        (2,472)
                                                                                   ---------                      --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                     16,822                        (6,458)
CASH AND CASH EQUIVALENTS, at beginning of year                                       14,543                        16,967
                                                                                   ---------                      --------
CASH AND CASH EQUIVALENTS, at end of period                                        $  31,365                      $ 10,509
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

     The accompanying consolidated financial statements reflect the Exchange Liabilities as obligations of Coast Resorts at December 31, 1995, as the exchange for Coast Resorts Common Stock had not yet occurred. The exchange was accounted for subsequent to the completion of the

                      COAST RESORTS, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                  (CONTINUED)

NOTE 1 - BACKGROUND INFORMATION AND BASIS OF PRESENTATION (CONTINUED)

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

NOTE 2 - THE ORLEANS CONSTRUCTION COMMITMENTS

     During 1995, the Company commenced construction of The Orleans. The plans for The Orleans have been developed with a theme of the French Quarter in New Orleans, and include an approximately 92,000 square foot casino, 840 hotel rooms, a 70-lane bowling center and five restaurants. The Orleans has a construction and development budget of approximately $172.6 million, including contingencies but excluding capitalized interest, pre-opening expenditures, and opening bankroll. In January 1996, the Company entered into a guaranteed maximum price contract for the construction of the buildings and site improvements. During the course of construction, the Company has elected to upgrade and improve the quality of furnishings, systems and materials and to position The Orleans for future expansion. The Company also made certain changes designed to enhance the overall experience of The Orleans. Such changes include the addition of an Italian restaurant and improvements to the ballroom to allow it to be used for live entertainment and to permit greater flexibility in the types of events for which it may be used. Changes to the original budget have been made primarily to accommodate quality enhancements in the project and changes in the scope of the project, as well as increased architectural and design fees and other costs resulting from additional pending and anticipated change orders and modifications. Such project enhancements, changes and modifications are expected to result in change orders for (and have a budget allocation of) an additional $12.5 million under the construction contract and a corresponding increase in the guaranteed maximum price under the construction contract to $112.5 million in accordance with the terms of the construction contract and the related disbursement agreement. The balance of the increase in the revised budget of approximately $2.0 million is expected to be allocated to increased architectural and design fees and to the budget for furniture, fixtures, equipment, additional signage and certain interior and other improvements. As of September 30, 1996, the Company had paid approximately $89.8 million of construction and development costs, including approximately $75.8 million that is subject to the construction contract, approximately $5.5 million of architectural and design fees and approximately $8.5 million of other construction and development costs.

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

     The income statements for the quarter ended September 30, 1995 and nine months ended September 30, 1995 do not include any provision or liability for corporate income taxes due to the partnership status. The pro forma provision for income taxes and the related pro forma net income reflect adjustments to income taxes assuming that the change in corporate income tax status occurred as of January 1, 1995. The pro forma provision for income taxes and the related pro forma net income for the nine months ended September 30, 1996 exclude the $2.5 million charge incurred in the first quarter of 1996 discussed in the preceding paragraph.

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

     The indenture governing the First Mortgage Notes contains covenants that, among other things, limit the ability of Coast Hotels to pay dividends (including to Coast Resorts), repay other existing indebtedness, incur additional indebtedness or sell material assets as defined in the indenture. Additionally, if on the twentieth day of the month following the first month in which The Orleans has been operating for 18 months, the Fixed Charge Coverage Ratio (as defined in the indenture) of Coast Hotels for the most recently ended four full fiscal quarters is less than 1.5 to 1, Coast Hotels will be obligated to consummate an asset sale of the Barbary Coast within one year. The proceeds from such asset sale must be used by Coast Hotels to repurchase First Mortgage Notes at a price equal to 101% of the principal amount of such First Mortgage Notes, plus accrued and unpaid interest thereon.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Coast Resorts, Inc. is a holding company formed in 1995 to effect the combination of two partnerships, the Barbary Coast Hotel and Casino and the Gold Coast Hotel and Casino, which were Las Vegas gaming operations owning the Barbary Coast Hotel and Casino (the "Barbary Coast") and the Gold Coast Hotel and Casino (the "Gold Coast"). One of the Company's wholly-owned subsidiaries, Coast Hotels and Casinos, Inc. ("Coast Hotels"), owns and operates these two existing properties and is currently constructing a third in Las Vegas, The Orleans Hotel and Casino ("The Orleans"), expected to open in December 1996. Another wholly-owned subsidiary of the Company, Coast West, Inc., leases an approximately fifty-acre site in Las Vegas on which the Company may develop and operate a future hotel-casino.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial information regarding the results of operations of the Company:

                                            Three Months Ended       Nine Months Ended
                                               September 30,            September 30,
                                            -------------------------------------------
                                             1996        1995        1996         1995
                                             ----        ----        ----         ----
NET REVENUES:
  Gold Coast............................    $34,652     $32,036    $105,420     $ 95,814
  Barbary Coast.........................     13,006      11,589      36,438       32,144
                                            -------     -------    --------     --------
                                            $47,658     $43,625    $141,858     $127,958
                                            =======     =======    ========     ========

OPERATING INCOME:
  Gold Coast............................    $ 6,271     $ 3,801    $ 22,588     $ 11,565
  Barbary Coast.........................        773         367       2,997         (828)
  Corporate Expenses....................       (980)         --      (2,333)          --
  Development Expenses..................       (955)         --      (2,865)          --
                                            -------     -------    --------     --------
                                            $ 5,109     $ 4,168    $ 20,387     $ 10,737
                                            =======     =======    ========     ========

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1996

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

COAST RESORTS, INC.

     Net revenues for the Company were $47.7 million in the third quarter of 1996 compared to $43.6 million in the third quarter of 1995, an increase of $4.1 million (9.2%), and were $141.9 million in the nine months ended September 30, 1996 compared to $128.0 million for the same period in 1995, an increase of $13.9 million (10.9%). (Percentages are actual and are not adjusted for rounding.) The increased revenues were primarily due to stronger gaming revenues at the Company's two hotel-casinos, as well as to increased hotel revenues. Operating income was $5.1 million for the quarter ended September 30, 1996, compared to $4.2 million in 1995, an increase of 22.6%, and $20.4 million for the nine month period ended September 30, 1996, compared to $10.7 million in 1995, an increase of 89.9%, due to the increased revenues discussed above. Casino expenses increased $1.1 million (6.3%) to $18.7 million in the third quarter of 1996, compared to $17.6 million in the third quarter of 1995, primarily due to the increased promotional expenses in the race book. For the nine months ended September 30, 1996 casino expenses increased $1.3 million (2.6%) to $52.5 million compared to $51.2 million for the same period in 1995, primarily due to the increased race book promotional expenses. General and administrative expenses increased $634,000 (6.7%) from third quarter 1995 to 1996, and $1.8 million (7.0%) from the nine months ended September 30, 1995 compared to the same period in 1996, primarily due to increased advertising and marketing expenses, an increase in corporate salaries and the addition of an incentive bonus program.

     Net income decreased to $1.9 million in the third quarter of 1996, a 34.6% decrease from $2.8 million for the third quarter of 1995, and to $5.7 million in the nine months ended September 30, 1996 from $8.5 million in the same period in 1995, a 33.1% decrease. The decrease in the first nine months was due in part to a provision for income tax of $6.9 million, including a one-time charge of $2.5 million in the first quarter of 1996 for temporary differences as a result of a change in tax status from partnerships to a corporation on January 1, 1996.
(See Note 3 of Notes to Condensed Consolidated Financial Statements). Additionally, net interest expense increased $923,000 to $2.3 million in the third quarter of 1996 compared to $1.3 million in 1995, and increased $5.5 million to $7.8 million in the nine months ended September 30, 1996 compared to $2.3 million in 1995, due to interest on $175.0 million principal amount of first mortgage notes issued in January 1996 (the "First Mortgage Notes").

COAST HOTELS AND CASINOS, INC.

      Net income for the Company's operating subsidiary, Coast Hotels, was $2.2 million for the third quarter of 1996, compared to $2.8 million for the same period in 1995, and $6.6 million for the nine months ending September 30, 1996 compared to $8.5 million in 1995. The decrease was primarily due to the provision for income tax, including the $2.5 million one-time charge described above, as well as an increase in net interest attributable to the First Mortgage Notes.

     Gold Coast. Net revenues at the Gold Coast were $34.7 million for the quarter ended September 30, 1996, an increase of $2.6 million (8.2%) over 1995 third quarter revenues of $32.0 million, and were $105.4 million for the nine months ended September 30, 1996, an increase of $9.6 million (10.0%) over 1995 revenues of $95.8 million. Gaming revenues were $25.7 million for third quarter 1996, an increase of $2.7 million (11.8%) compared to $23.0 million in the same period in 1995, and for the nine months ended September 30, 1996 were $78.4 million, an increase of $9.8 million (14.2%) compared to $68.6 million the same period in 1995. The increase was primarily due to higher wagering volume which management believes is a result of an upgrade of slot equipment completed in December 1995. Hotel revenues for third quarter 1996 were $2.6 million, an increase of 5.9% over third quarter 1995 hotel revenues of $2.4 million, and for the nine months ended September 30, 1996 were $7.6 million, an increase of 5.7% over the nine month 1995 hotel revenues of $7.2 million, due to higher occupancy rates and higher room rates. Operating income was $6.3 million for the third quarter of 1996 compared to $3.8 million in 1995, an increase of $2.5 million (65.0%), and was $22.6 million for the first nine months of 1996 compared to $11.6 million in 1995, an increase of $11.0 million (95.3%). Operating expenses for third quarter 1996 increased slightly (.5%) compared to 1995, and for the nine months ended September 30, 1996 decreased $1.4 million (1.7%). Food and beverage expenses accounted for most of the reduction in the nine month period, decreasing $1.9 million or 9.9% due to lower cost of sales in the restaurants primarily as a result of fewer meals served.

     Barbary Coast. Net revenues at the Barbary Coast were $13.0 million in the quarter ended September 30, 1996, an increase of $1.4 million or 12.2% over third quarter 1995 revenues of $11.6 million, and were $36.4 million during the nine months ended September 30, 1996, an increase of $4.3 million or 13.4% over 1995 revenues of $32.1 million in the same period. Gaming revenues increased 11.5% to $10.6 million in the third quarter of 1996 compared to $9.5 million in the same period in 1995, primarily due to increased race book wagering. Gaming revenues increased 13.4% to $29.3 million in the first nine months of 1996 compared to $25.8 million in 1995, primarily due to increases in the sports book and race book wagering volume. Operating income was $773,000 for the third quarter of 1996 compared to $367,000 for the same quarter 1995, and was $3.0 million for the first nine months of 1996 compared to a loss of $828,000 in 1995, primarily due to the increased revenues discussed above. Operating expenses were $12.2 million in the third quarter of 1996 compared to $11.2 million in 1995, an increase of $1.0 million or 9.0%, and were $33.4 million in the first nine months of 1996 compared to $33.0 million in 1995, an increase of $469,000 (1.4%), primarily due to increased promotional expenses associated with the increased wagering volume in the race book.

COAST WEST, INC.

     Coast West, Inc. has no operations but holds a lease on approximately fifty acres of land held for possible future development. The net loss for Coast West was $959,000 in the third quarter of 1996 and was $2.9 million for the first nine months of fiscal 1996 (Coast West was formed in September 1995 and had no activities through September 30, 1995). The net loss was due primarily to rent expense (including $440,000 of deferred rent expense in the third quarter and $1.3 million for the first nine months of 1996).

LIQUIDITY AND CAPITAL RESOURCES

     Coast Resorts, Inc. is a holding company without operations of its own. The Company's principal sources of liquidity on a consolidated basis have consisted of cash provided by the operating activities of Coast Hotels and, until termination of its revolving credit facility in January 1996, bank financing. In connection with the reorganization in which the Barbary Coast Hotel and Casino and the Gold Coast Hotel and Casino were combined with the Company, the Company exchanged shares of common stock, par value $.01 per share, of Coast Resorts for approximately $52.5 million principal amount of notes payable to certain shareholders of Coast Resorts, resulting in a reduced debt service. See Note 1 to Notes to Condensed Consolidated Financial Statements.

     On January 30, 1996, Coast Hotels issued $175.0 million principal amount of First Mortgage Notes to finance, in part, the development, construction, equipping and opening of The Orleans. The net proceeds from the issuance, after deducting discounts and commissions, were approximately $164.1 million. Of that amount, (i) approximately $114.8 million was deposited in a construction disbursement account for use by Coast Hotels to finance in part The Orleans,
(ii) approximately $19.3 million was used by Coast Hotels to purchase U.S. Government Obligations which were deposited into an interest escrow account to fund the interest payable on the First Mortgage Notes through December 15, 1996 and (iii) approximately $29.2 million was used by Coast Hotels to repay all outstanding indebtedness under its revolving credit facility, which was terminated upon repayment. The balance of approximately $800,000 was used to pay, in part, the offering expenses of approximately $2.4 million. The indenture under which the First Mortgage Notes were issued contains restrictions on the ability of Coast Hotels to make dividends or other distributions to the Company.

     The Company's consolidated cash requirements include principally the costs related to the development, construction, equipping and opening of The Orleans, debt service on the First Mortgage Notes subsequent to December 15, 1996 of approximately $22.8 million annually, ongoing capital expenditures at the Gold Coast and the Barbary Coast estimated to be approximately $4.0 million in the aggregate in 1996, advances to Coast West (up to maximum of $8.0 million in the aggregate) for rent on land held for possible future development estimated to be at least approximately $2.1 million annually, and debt service unrelated to the First Mortgage Notes estimated to be approximately $500,000 in 1996. Prior to the Reorganization, a primary use of cash also included distributions to the partners of the Gold Coast Partnership and the Barbary Coast Partnership, which were separate partnerships that did not pay income taxes.

     The Company expects to satisfy the costs of developing, constructing, equipping and opening The Orleans (including an estimated $7.5 million in pre-opening expenses and an estimated $6.1 million for the opening bankroll) with the proceeds from the issuance of the First Mortgage Notes, approximately $30.0 million of equipment financing and approximately $23.0 million of cash from operations at the Gold Coast and Barbary Coast. Taking into account the use of cash from operations for the construction of The Orleans, the Company expects that excess cash from Coast Hotel's two existing properties will be sufficient to satisfy the Company's consolidated cash requirements other than costs related to the development, construction, equipping, and opening The Orleans. Subsequent to the commencement of operations of The Orleans, the Company expects that cash generated from the operations of Coast Hotels will be sufficient to satisfy consolidated cash requirements, including debt service on the First Mortgage Notes subsequent to December 15, 1996, although no assurance can be given to that effect. The Company does not expect to make regular cash dividends in the future.

FORWARD LOOKING STATEMENTS

     The statements in this Management's Discussion and Analysis which are not historical fact are forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements are subject to risks and uncertainties, including, but not limited to increased competition, both in Nevada and other jurisdictions, dependence on the Las Vegas area and the Southern California region for a majority of the Company's customers and uncertainties associated with construction and the commencement of operations of a new enterprise, which could cause actual results to vary materially from those discussed herein.

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

         None.

Item 5:  Other Information.
         ------------------

         None.

Item 6:  Exhibits and Reports on Form 8-K:
         ---------------------------------

         (a)  Exhibits.

              27. Financial Data Schedule.

         (b)  Reports on Form 8-K.

              There were no reports filed on Form 8-K during the three months ended September 30, 1996.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 1996            COAST RESORTS, INC., a Nevada corporation

                                    By:  /s/ Gage Parrish
                                       ----------------------------------
                                        Gage Parrish
                                        Vice President and
                                        Chief Financial Officer