Form 10-K405
period 1996-12-31
COAST RESORTS INC
filed 1997-03-31
CIK 1001865

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                                 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from               to


                            Commission File #0-26922

                              COAST RESORTS , INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEVADA                               88-0345704
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)
               4500 WEST TROPICANA ROAD, LAS VEGAS, NEVADA 89103
              (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (702) 365-7000

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


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      X
               ---

     The number of shares of the Registrant's Common Stock outstanding as of March 1, 1997 was 1,494,352.94. The aggregate market value of the Common Stock held by non-affiliates of the Registrant, was $70,341,002.35 as of March 1, 1997.

                                  ___________

                              COAST RESORTS, INC.

                               TABLE OF CONTENTS

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                                                       PAGE
                                                                       ----
                                     PART I
Item 1.      Business.................................................    3
Item 2.      Properties...............................................   10
Item 3.      Legal Proceedings........................................   11
Item 4.      Submission of Matters to a Vote of Security Holders......   11

                                    PART II
Item 5.      Market for the Registrant's Common Equity and Related
              Stockholder Matters.....................................   11
Item 6.      Selected Financial Data..................................   12
Item 7.      Management's Discussion And Analysis Of Financial
              Condition  And Results Of Operations....................   14
Item 8.      Financial Statements and Supplementary Data..............   17
Item 9.      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.....................   17


                                    PART III
Item 10.      Directors and Executive Officers of the Registrant......   18
Item 11.      Executive Compensation..................................   18
Item 12.      Security Ownership of Certain Beneficial Owners and
               Management.............................................   18
Item 13.      Certain Relationships and Related Transactions..........   18

                                    PART IV

Item 14.      Exhibits, Financial Statements, Schedules and Reports on
               Form 8-K...............................................   19

                                     PART I



ITEM 1.  BUSINESS.
         ---------

THE COMPANY

     Coast Resorts, Inc., a Nevada corporation (the "Company"), through its wholly-owned subsidiary Coast Hotels and Casinos, Inc ("Coast Hotels"), owns and operates three Las Vegas hotel-casinos, the Gold Coast Hotel and Casino (the "Gold Coast"), the Barbary Coast Hotel and Casino (the "Barbary Coast") and The Orleans Hotel and Casino ("The Orleans"), which opened on December 18, 1996. Another wholly-owned subsidiary, Coast West, Inc. ("Coast West") leases certain real property held for potential development of another gaming property in the future, although no assurance can be given that any additional properties will be developed. See "Item 2 -- Properties."

     The Company was formed in 1995 as a holding company to consolidate and reorganize two affiliated partnerships, the Gold Coast Hotel and Casino, a Nevada limited partnership (the "Gold Coast Partnership"), and the Barbary Coast Hotel and Casino, a Nevada general partnership (the "Barbary Coast Partnership" and, together with the Gold Coast Partnership, the "Predecessor Partnerships"). The Gold Coast Partnership, formed in 1986, and the Barbary Coast Partnership, formed in 1978, previously owned and operated the Gold Coast and the Barbary Coast, respectively, and the Gold Coast Partnership commenced the development of The Orleans.

     Unless the context otherwise requires, the term "Company" collectively refers to the Company and its subsidiaries.

     The principal executive office of the Company is located at 4500 West Tropicana Road, Las Vegas, Nevada 89103. The telephone number is (702) 365-7000.

THE REORGANIZATION

     Effective January 1, 1996, the Predecessor Partnerships were consolidated and reorganized (the "Reorganization") pursuant to an Agreement and Plan of Reorganization, as supplemented and amended, entered into among each of the Predecessor Partnerships, Gaughan-Herbst, Inc., the sole general partner of the Gold Coast Partnership, and the Company. As a result of the Reorganization, the Company, through Coast Hotels, owns and operates the Gold Coast, the Barbary Coast and The Orleans, and Coast West has become the lessee under the Coast West Lease (as defined below). In the Reorganization, (a) the partners of the Predecessor Partnerships each transferred to the Company, by assignment or through the merger of Gaughan-Herbst, Inc., their respective partnership interests in the Predecessor Partnerships in exchange for an aggregate of 1,000,000 shares of common stock, par value $.01 per share, of the Company (the "Common Stock") and (b) the Company assumed, jointly and severally with Coast Hotels, all of the liabilities of the Predecessor Partnerships other than (i) the obligations under approximately $52.5 million principal amount of notes payable to the shareholders of the Company that were exchanged for an aggregate of 494,353 shares of Common Stock on January 16, 1996, and (ii) those liabilities incident to the Coast West Lease, and (c) the Company assumed, jointly and severally with Coast West, all of the liabilities of the Predecessor Partnerships incident to the Coast West Lease.

THE GOLD COAST

     The Gold Coast, which opened in 1986, is located on West Flamingo Road approximately one mile west of the Las Vegas Strip (the "Strip") in close proximity to a major exit from Interstate 15, the major highway linking Las Vegas and Southern California. The Gold Coast features an approximately 70,000 square foot casino, including approximately 2,029 slot machines, 48 table games, a keno lounge, a 700-seat bingo parlor and a 160-seat race and sports book. The Gold Coast also features an 11-story tower with 712 hotel rooms and a swimming pool with a covered bar. For the year ended December 31, 1996, the Gold Coast's average occupancy rate was 92.5% and the average daily room rate was $42.70.

     The Gold Coast features three full-service restaurants, including the Mediterranean Room, the Cortez Room and the Monterey Room, a 380-seat buffet, a fast-food restaurant, a snack bar and ice cream parlor. The Gold Coast's entertainment amenities include a 72-lane bowling center, two movie theaters, approximately 10,000 square feet of banquet and meeting facilities, four bars, two entertainment lounges and a dance hall featuring live entertainment. Other amenities include a gift ship, a liquor store, a travel agency, an American Express office, a Western Union office, a beauty salon, a barber shop, a child care facility and over 3,000 parking spaces.

     The Gold Coast has developed a number of innovative marketing programs designed to complement the non-gaming amenities at the Gold Coast and increase the level of gaming activity. The Gold Coast's slot club (the "Club") has over 100,000 active members. The Club was established in 1987 to encourage repeat business from its slot machine players. Each time members win at a Gold Coast slot machine, points are awarded to their accounts. Upon accumulating sufficient points, members can redeem the points for awards, including appliances, vacations and other items. Other Gold Coast marketing programs have included the original "Pick the Pros" football contest, a $250,000 paycheck cashing contest, live entertainment in the dance hall, Superbowl parties and the annual "Gold Coast Open," a 10-day poker tournament. In addition, the Gold Coast is a sponsor of the annual National Finals Rodeo, which attracts thousands of visitors to Las Vegas each December. The awards ceremonies for the Rodeo are held nightly at the Gold Coast during the 10-day event.

THE BARBARY COAST

     The Barbary Coast, which opened in 1979, is located at the intersection of Flamingo Road and the Strip (the "Flamingo Four Corners"), adjacent to the Flamingo Hotel and Casino. It is situated directly across from Caesars Palace and Bally's Grand and is diagonally across from the site where Mirage Resorts, Inc. is developing a new mega-resort, Bellagio, expected to open in 1998. Historically, the Barbary Coast has relied on foot traffic on the busy Las Vegas Strip for a significant amount of its revenues.

     The Barbary Coast features an approximately 30,000 square foot casino, including approximately 527 slot machines, 44 table games, race and sports books and other amenities. The Barbary Coast also features an 8-story tower with 197 hotel rooms. For the year ended December 31, 1996, the Barbary Coast's average occupancy rate was 94.9% and the average daily room rate was $52.33. The Barbary Coast is furnished and decorated in an elegant turn-of-the-century Victorian theme and includes three bars and two restaurants, including Michael's gourmet restaurant and the Victorian Room, which features Chinese and American cuisine. For the past three years, Michael's, which caters primarily to preferred casino customers, has received a distinguished dining award from the Distinguished Restaurants of North America.

THE ORLEANS

     The Company opened its newest property, The Orleans, on December 18, 1996. The Orleans was developed to expand the Company's presence in the growing Las Vegas market and to capitalize on management's belief in the demand for an upscale, off-Strip hotel-casino alternative for both visitors to Las Vegas and local residents. The Orleans site is located on Tropicana Avenue, approximately one and one-half miles west of the Strip.

     The Orleans is designed with a distinctive theme reflecting the architectural heritage of the New Orleans French Quarter. The Orleans features an approximately 92,000 square foot casino, a 22-story tower with 840 hotel rooms, a 70-lane bowling center, approximately 40,000 square feet of banquet and meeting facilities, including an approximately 17,000 square foot grand ballroom, a wedding chapel, five restaurants, specialty themed bars, a barber shop, a beauty salon and approximately 3,000 parking spaces. The casino includes approximately 2,110 slot machines, 60 table games, a keno lounge, a poker parlor and race and sports books. The Orleans also includes an 827-seat theater patterned after those in Branson, Missouri that features live entertainment and other special events. The Company began construction in the first quarter of 1997 on the second phase of The Orleans. Phase two is expected to include twelve movie theaters, a child care facility and restaurant and gaming space in approximately 180,000 square feet on two levels.



BUSINESS AND MARKETING STRATEGY

     The Company's business strategy is to attract gaming customers to its various gaming facilities by offering a combination of quality gaming, entertainment, dining and recreational activities. In addition, each of the Company's hotel casinos seeks to encourage repeat business by providing friendly service and complimentary or reduced-rate accommodations, meals and automotive and aircraft transportation. However, each of the Company's properties targets different market segments and employs customer-driven market strategies designed to expand its growing customer base.

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

     The Orleans is designed to differentiate itself in the Las Vegas market by combining an upscale, off-Strip experience in an exciting New Orleans French Quarter-themed environment with a wide variety of non-gaming amenities. The Orleans primarily targets middle to upper-middle income gaming customers, both
visitors to Las Vegas and local residents.   Management believes that The
Orleans is an attractive alternative for Las Vegas visitors and local residents, offering a full-service hotel-casino and entertainment experience complemented with a value-oriented pricing strategy. The Orleans employs marketing programs similar to those which make the Gold Coast a success, including a slot club and football contests, and tailors its marketing programs to promote The Orleans as a multi-faceted entertainment complex.

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


FUTURE PLANS

     The Company is exploring the possible development of additional gaming properties. The Company is contemplating the development of a new gaming property in the western area of the Las Vegas valley on real property which is leased by Coast West. Additionally, the Company owns an approximately 29-acre parcel of undeveloped land located at the corner of Rancho Drive and Carey Avenue in North Las Vegas, in close proximity to the Fiesta Hotel and Casino and the Texas Station Hotel and Casino. The site is zoned for gaming.

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

     The Company's three hotel-casinos face competition from all other casinos and hotels in the Las Vegas area. Such competition includes several hotel-casinos that, like the Gold Coast and The Orleans, target, to a high degree, local residents. The Company also competes with non-hotel gaming facilities that target local residents. The Company believes that its convenient locations together with innovative marketing strategies and value-oriented quality rooms and food enable it to compete effectively for the local resident customers and repeat visitors to Las Vegas.

     In recent years, many new hotel-casinos have opened and many existing ones have been expanded. Currently, there are over 100,000 hotel rooms in the Las Vegas area and more are planned to open in 1997 and 1998 with the anticipated openings of properties such as Bellagio, Paris and Sunset Station as well as expansions at Caesars Palace, Circus-Circus, Harrah's and others. The additional capacity has, to date, not materially impacted the Company's occupancy levels and overall revenues, but additional new properties and the expansion of existing hotel-casinos could have a material adverse effect on the Company's business and results of operations.

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

     The Gold Coast primarily targets local residents as well as repeat visitors to Las Vegas. While The Orleans targets a higher income segment of gaming customers, it also focuses its marketing efforts in part on the same customer base as the Gold Coast. The Orleans is located approximately one mile south of the Gold Coast. The operation of the two hotel-casinos in close proximity and their overlapping target markets may impact their respective results of operations. Additionally, the Company may be subject to greater risks, including risks related to local competitive and economic conditions, than if these two gaming properties were more geographically distant or had more diverse targeted markets.

ENVIRONMENTAL MATTERS

     The Company is subject to a wide variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. While management believes that the Company is presently in material compliance with all environmental laws, failure to comply with such laws could result in the imposition of severe penalties or restrictions on operations by government agencies or courts that could adversely affect operations. The Company has completed Phase I environmental assessments at the seven properties owned or leased by it. The reports did not identify any environmental conditions or non-compliance, the remediation or correction of which are reasonably expected to have a material adverse impact on the business or financial condition of the Company.

EMPLOYEES

     At March 1, 1997, the Company and its subsidiaries had approximately 5,300 employees.

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

     Coast Hotels, which operates Gold Coast, the Barbary Coast and The Orleans, is licensed by the Nevada Gaming Authorities and is a corporate licensee (a "Corporate Licensee") under the terms of the Nevada Act. The gaming licenses require the periodic payment of fees and taxes and is not transferable. The Company is registered with the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of Coast Hotels. As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may request. No person may become a shareholder of, or receive any percentage of the profits from, Coast Hotels without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and Coast Hotels have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities at its hotel-casinos.

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


ITEM 2.  PROPERTIES.
         -----------

     The Company owns the approximately 26.0 acres that the Gold Coast occupies on West Flamingo Road. The Company also owns an 8.33-acre site across the street from the Gold Coast that contains an approximately 100,000 square foot warehouse. The warehouse is used by the Gold Coast, Barbary Coast, and The Orleans as a shared distribution and storage facility.

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

     The Orleans is located on a portion of an 80.0-acre site located on West Tropicana Avenue, approximately one mile south of the Gold Coast. The real property is leased pursuant to a ground lease entered into by the Company and The Tiberti Company, a Nevada general partnership and related party, (see Note 12 of "Notes to Consolidated Financial Statements"). The lease has an effective commencement date as of October 1, 1995 an initial term of 50 years, and includes an option, exercisable by the Company, to extend the initial term for an additional 25 years. The lease provides for monthly rental payments commencing in January 1996 of $251,726 per month through December 1996, $175,000 per month during the 26-month period thereafter, $200,000 per month during the 36-month period thereafter, $225,000 per month during the 48-month period thereafter and $250,000 per month during the 60-month period thereafter. In March 2011, annual rental payments will increase on a compounding basis at a rate of 3.0% per annum. In addition, the Company has been granted an option to purchase the real property during the two-year period commencing in February 2016. The lease provides that the purchase price will be the fair market value of the real property at the time the Company exercises the option, provided that the purchase price will not be less than 10 times the annual rent and not more than 12 times such annual rent at such time.

     Coast West, as the successor to the Gold Coast Partnership, leases an approximately 50.0-acre site located at the corner of Rampart Boulevard and Alta Drive in northwest Las Vegas pursuant to a Ground Lease Agreement dated as of October 28, 1994 (the "Coast West Lease"). The initial term of the

Coast West Lease commenced on September 1, 1995, and expires on December 31, 2055. The lease contains three options, exercisable by Coast West, to extend the term of the lease for 10 years each. The lease provided for monthly rental payments of $166,667 for the year ending December 31, 1995. Thereafter, the monthly rent increases by the amount of $5,000 in January of each year. The landlord has the option to require Coast West to purchase the property at the end of 2014, 2015, 2016, 2017 and 2018, at the fair market value of the real property at the time the landlord exercises the option, provided that the purchase price shall not be less than 10 times nor more than 15 times the annual rent at such time. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31.0 million to approximately $51.0 million in the years 2014 through 2018. Coast West has a right of first refusal in the event the landlord desires to sell the property at any time during the lease term.

     In March 1995, the Gold Coast Partnership purchased approximately 29.0 acres of undeveloped land located at the corner of Rancho Drive and Carey Avenue in North Las Vegas in close proximity to the Fiesta Hotel and Casino and the Texas Station Hotel and Casino. The site is zoned for gaming.



ITEM 3.  LEGAL PROCEEDINGS
         -----------------


     The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of all pending claims in such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

     No matters were submitted to the shareholders of the Company during the quarter ended December 31, 1996.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -----------------------------------------------------------------
        MATTERS.
        --------

     No equity securities of the Company are being, or have been, publicly offered by the Company and there is no public trading market for the Company's common stock. As of March 1, 1997 the Company had 59 shareholders.

     The Company was formed in September 1995 and has not declared or paid any dividends. The Company intends to retain future earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of all dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. As a holding company, the Company is reliant upon the operations of its subsidiaries for cash flow. The indenture under which the First Mortgage Notes were issued (the "Indenture") (see -- "Liquidity and Capital Resources" in Item 7) restricts the ability of Coast Hotels to pay dividends or make other distributions to the Company. (See note 8 of "Notes to Consolidated Financial Statements.")

ITEM 6.  SELECTED FINANCIAL DATA.
         ------------------------

     The following Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The consolidated statements of income data for the five years ended December 31, 1992, 1993, 1994, 1995 and 1996 and the balance sheet data as of December 31, 1993, 1994, 1995 and 1996 are derived from the consolidated financial statements of the Company which have been audited by Coopers & Lybrand L.L.P., which financial statements are included in this report on Form 10-K, except for the consolidated statements of income for the years ended December 31, 1992 and 1993 and the consolidated balance sheets as of December 31, 1993 and 1994. The balance sheet data as of December 31, 1992 has been derived from the financial statements of the Gold Coast Partnership and the Barbary Coast Partnership which were audited by other auditors, whose reports are not presented in this Form 10-K.


                            SELECTED FINANCIAL DATA

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                              1992          1993          1994          1995        1996 (1)
                                           -------------------------------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
STATEMENTS OF INCOME DATA:
Net revenues............................   $  169,251    $  169,573    $  172,573    $  174,756    $  195,987
Departmental operating expenses (2).....      105,037       108,662       115,028       114,253       118,563
General and administrative expenses.....       30,290        32,402        32,940        34,186        39,085
Guaranteed payments to former
     partners (3).......................        2,762         2,485         2,672           858            --
Pre-opening and development expenses....           --            --            --           515         9,185
Deferred (non-cash) rent expense........           --            --            --           431         1,760
Depreciation and amortization...........        8,492         7,822         6,766         7,280         7,883
Operating income........................       22,670        18,202        15,167        17,233        19,511
Interest expense, net...................       (1,852)         (837)         (227)       (3,545)       (9,981)
Other income............................          128             3            23            92            58
                                           ----------    ----------    ----------    ----------    ----------
Net income before income taxes..........       20,946        17,368        14,963        13,780         9,588
Provision for income taxes..............           --            --            --            --         5,952
                                           ----------    ----------    ----------    ----------    ----------
Net income..............................   $   20,946    $   17,368    $   14,963    $   13,780    $    3,636
                                           ==========    ==========    ==========    ==========    ==========

Net income per share of common stock....   $       --    $       --    $       --    $       --         $2.47
                                           ==========    ==========    ==========    ==========    ==========

Weighted average common shares
 outstanding............................           --            --            --            --     1,472,742
                                           ==========    ==========    ==========    ==========    ==========
PRO FORMA INFORMATION TO REFLECT
CHANGE IN TAX STATUS (4):
Provision for income taxes..............        7,333         6,117         5,251         4,823         3,452
                                           ----------    ----------    ----------    ----------    ----------
Net income..............................   $   13,613    $   11,251    $    9,712    $    8,957    $    6,136
                                           ==========    ==========    ==========    ==========    ==========

Net income per share of common stock....       $13.61        $11.25         $9.71         $8.96         $4.17
                                           ==========    ==========    ==========    ==========    ==========

Weighted average common shares
 outstanding............................    1,000,000     1,000,000     1,000,000     1,000,000     1,472,742
                                           ==========    ==========    ==========    ==========    ==========
OTHER DATA:
EBITDA (5)..............................   $   31,162    $   26,024    $   21,933    $   24,944    $   36,279
Capital expenditures....................   $    2,104    $    2,736    $    5,514    $   32,331    $  126,133
Distributions to partners (6)...........   $   11,250    $   11,500    $   25,823    $   58,660    $       --
SEE FOOTNOTES TO SELECTED FINANCIAL DATA

SEE FOOTNOTES TO SELECTED FINANCIAL DATA

                                                     AS OF DECEMBER 31,
                                   -----------------------------------------------------
                                     1992       1993       1994       1995     1996 (1)
                                   -------    --------   --------   -------   ----------
                                                  (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents (7)...   $ 11,152   $ 14,788   $ 16,967   $ 14,543   $ 61,567
Total assets....................    125,029    123,570    134,295    152,363    372,246
Total long-term debt (8)........     11,783      1,464     11,776     83,357    195,764
Stockholder's equity............     92,760     98,628     87,781     42,888     99,049
---------------------------------------------------------------------------------------

------------


FOOTNOTES TO SELECTED FINANCIAL DATA

(1)  On December 18, 1996, The Orleans commenced operations in Las Vegas,
     Nevada.
(2)  Includes casino, food and beverage, hotel and other expenses.
(3) Prior to the Reorganization (as defined herein), the Predecessor Partnerships (as defined herein) made guaranteed payments to partners pursuant to the terms of their respective partnership agreements. In connection with the Reorganization, such guaranteed payments were eliminated and replaced with annual compensation (reflected in general and administrative expenses) to Michael J. Gaughan and certain other former partners of the Predecessor Partnerships who are executive officers of the Company. See "The Reorganization" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(4) The Gold Coast Partnership and the Barbary Coast Partnership operated as partnerships and were not subject to federal income taxes. As a result of the Reorganization, the operations of the Gold Coast and the Barbary Coast are being conducted by the Company, which has been formed as a "C Corporation" and, therefore, is subject to federal income taxes. A pro forma provision for federal income taxes has been made, and pro forma net income has been calculated, for the historical financial statements for all periods presented as if the Gold Coast Partnership and the Barbary Coast Partnership had been treated as a C corporation during those periods.
(5) EBITDA is defined as earnings before interest, taxes, depreciation, amortization, non-cash rent expense and pre-opening expenses. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flows or a measure of liquidity. EBITDA is presented solely as supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry.

     (6) Because the Gold Coast Partnership and the Barbary Coast Partnership were partnerships during these periods, a substantial portion of their net income was distributed to the partners. In 1994, the Barbary Coast Partnership distributed $11.0 million of partners' capital in the form of notes payable and, in 1995, the Gold Coast Partnership distributed $50.0 million of partners' capital in the form of notes payable. Such distributions represented previously taxed but undistributed earnings of the Predecessor Partnerships. See Note 10 of Notes to Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(7) Cash and cash equivalents at December 31, 1996 includes approximately $8.2 million in cash restricted to pay for construction of The Orleans.
(8)  Excludes current maturities.

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

     Prior to the reorganization on January 1, 1996, the Gold Coast and the Barbary Coast were operated separately by the Predecessor Partnerships. As a result of the Reorganization, the Company is a holding company which conducts its operations through Coast Hotels, which owns and operates the Gold Coast, the Barbary Coast and The Orleans. The Company also owns Coast West, which leases certain real property. See "The Reorganization."

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial information regarding the historical results of the Company.



                                               YEAR ENDED DECEMBER 31,
                                         ------------------------------------
                                            1994         1995         1996
                                         ----------   ----------   ----------
NET REVENUES
  Gold Coast..........................    $128,494     $130,695     $140,548
  Barbary Coast.......................      44,079       44,061       49,419
  The Orleans.........................          --           --        6,020
                                      --------------------------------------
     Total Net Revenues...............    $172,573     $174,756     $195,987
                                      ======================================

OPERATING INCOME
  Gold Coast..........................    $ 16,412     $ 17,933     $ 28,975
  Barbary Coast.......................      (1,245)         246        4,155
  The Orleans.........................          --           --        1,266
  Pre-opening expenses, The Orleans...          --           --       (7,125)
  Corporate expenses(1)...............          --        ( 946)      (7,760)
                                      --------------------------------------
    Total Operating Income............    $ 15,167     $ 17,233     $ 19,511
                                      ======================================

(1) Corporate expenses include Coast West rent expenses, amortization of debt issuance costs and corporate general and administrative expenses.


FISCAL 1996 COMPARED TO 1995

     Consolidated net revenues were $196.0 million for the year ended December 31, 1996, an increase of 12.1% over 1995 net revenues of $174.8 million. The increase was due, in part, to the opening of The Orleans on December 18, 1996, contributing $6.0 million in net revenues. Gold Coast net revenues increased 7.5% over 1995, primarily due to an increase in casino revenues. Barbary Coast net revenues increased 12.2%, primarily due to an increase in race and sports book revenues.

     Consolidated operating income rose 13.2% in 1996 to $19.5 million from $17.2 million in 1995. The increases in revenues described above were partially offset by pre-opening costs of $7.1 million in the fourth quarter related to the opening of The Orleans. Additionally corporate expenses increased to $7.8 million in 1996 compared to $946,000 in 1995. Rent expense on land held for future development was $3.8 million in 1996, representing a full year's rent compared to $946,000 in 1995 when rent was paid for one quarter. Corporate general and administrative expenses were $2.2 million in 1996, the corporation's first full year of operation. Amortization of bond costs related to the issuance of the First Mortgage Notes was $1.0 million in 1996. Net income declined 73.6% in 1996, primarily due to increased interest expense as a result of the issuance of $175.0 million principal amount of First Mortgage Notes. Additionally, the Company had income tax expense of $6.0 million in 1996, including $2.5 million relating to the recognition of deferred taxes in connection with the change in tax status from partnerships to a "C" corporation, but had no income tax in 1995 since, prior to the reorganization, the Company's entities reported income as partnerships.

     Gold Coast. Net revenues for the year ended December 31, 1996 increased 7.5% compared to the same period in 1995. Casino revenues increased 10.4% in 1996, primarily due to a 13.0% increase in slot machine revenues which management attributes to an upgrade of slot equipment completed in December 1995. Additionally, race and sports book revenues increased 25.0% in 1996 due to higher wagering volume. Table games revenues remained relatively flat compared to 1995, with a 4.3 % increase in gross wagering (drop) offset by a slightly lower win percentage. Food and beverage revenues decreased .8% in 1996 due to lower customer volume partially offset by higher prices than in 1995. Hotel revenues increased 6.4% primarily due to increased room rates.

     Gold Coast operating income in 1996 increased 61.6% compared to 1995, primarily due to the increased revenues discussed above. As casino revenues increased, casino expenses increased 3.3%, primarily as a result of a 2.3% increase in wages expense and a 9.5% increase in gaming taxes related to the higher revenues. Food and beverage expenses decreased 7.0%, primarily due to a 9.9% decrease in cost of sales attributable to lower customer volume which management believes is a result of higher prices and increased competition. Additionally, depreciation and amortization expense decreased 15.1% due to certain items becoming fully depreciated.

     Barbary Coast.   Net revenues for the year ended December 31, 1996
increased 12.2% compared to the same period in 1995. Casino revenues increased 12.7%, primarily due to an increase in race and sports book revenues attributable to higher wagering volume. Additionally, slot revenues increased 9.7%, due to higher wagering volume which management believes is due primarily to an upgrade of slot machine equipment and increased promotional activity. Hotel revenues increased 14.8% primarily due to higher room rates.

     Barbary Coast operating income increased to $4.2 million in the year ended December 31, 1996, compared to $246,000 in the same period in 1995, primarily due to the increased revenues discussed above. Casino expenses increased 7.8% in line with the increase in casino revenues. Depreciation and amortization decreased 9.7% due to certain items becoming fully depreciated.

     The Orleans. The Orleans was opened on December 18, 1996. Net revenues for the fourteen days was $6.0 million. Operating income before pre-opening expenses of $7.1 million was $1.3 million.


FISCAL 1995 COMPARED TO 1994

     Consolidated net revenues were $174.8 million for the year ended December 31, 1995, an increase of 1.3% over 1994 revenues of $172.6 million. The increase was primarily due to increased slot, hotel and food and beverage revenues at the Gold Coast.

     Consolidated operating income rose 13.6% to $17.2 million in 1995 compared to $15.2 million in 1994, primarily as a result of the increased revenues discussed above. An increase in casino expenses was offset by a decrease in food and beverage expenses. Net income declined 7.9%, primarily due to an increase in interest expense as a result of the issuance of $61.0 million in notes to former partners of the Gold Coast and the Barbary Coast.

     Gold Coast. Net revenues increased 1.7% in 1995 compared to 1994. Food and beverage revenues increased 4.9%, primarily as a result of higher prices.
An increase in hotel room rates resulted in a 7.2% increase in hotel revenues. Casino revenues increased .9% in 1995. A higher hold percentage contributed to an increase of 1.5% in table games revenue, while an increase in wagering volume resulted in a 1.8% increase in slot machine revenues for the year. Race and sports book, poker and keno revenues all declined for the year due to lower wagering volume.

     Gold Coast operating income in 1995 increased 9.3% compared to 1994, primarily due to the 1.7% increase in net revenues discussed above and an increase in operating expenses of only .6%. Increased payroll costs as a result of annual raises were largely offset by decreases in food and beverage cost of sales as a result of a focus on more efficient purchasing.

     Barbary Coast. Net revenues for 1995 were relatively unchanged from 1994. Casino revenues decreased slightly while food and beverage, hotel and other
operating revenues increased slightly.   Casino revenues were $35.3 million in
1995 compared to $35.6 million in 1994. Race book revenue increased 69.6% in 1995 due to a 57.3% increase in wagering. Table games revenues decreased 4.6% due to a slight decrease in table games drop and a slightly lower win percentage. Sports book revenue decreased 45.7% compared to 1994 due to a 23.1% decrease in wagering and a lower win percentage. Slot machine revenues also declined slightly. Food and beverage revenues increased 3.1% due to higher food and beverage prices. Higher hotel room rates contributed to an 11.1% increase in hotel revenues over 1994. Other revenues increased 8.5% over the previous year.

     Operating income increased to $246,000 in 1995, compared to a loss of $1.2 million in 1994. Casino expenses increased 7.4% due to increased race book and table games promotions expenses. The increase in casino expenses was offset by decreases in food and beverage and hotel expenses. Additionally, general and administrative expenses decreased 16.7% due to reduced guaranteed payments to former general partners of the Barbary Coast. Depreciation and amortization expense decreased 11.6% in 1995 as a result of certain assets becoming fully depreciated.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity have consisted of cash provided by operating activities and, until termination of a bank credit facility in January 1996, bank financing. On January 30, 1996, the Company issued $175.0 million principal amount of 13% first mortgage notes due 2002 ("First Mortgage Notes"). The net proceeds from the issuance, after deducting discounts and commissions, were approximately $164.1 million. Of that amount, approximately $29.2 million was used by the Company to repay all outstanding indebtedness under the Company's revolving credit facility, which was terminated , $19.3 million was deposited into an escrow account to fund the Company's first two semi-annual interest payments on the First Mortgage Notes, and approximately $114.8 million was applied to the cost of developing The Orleans. The balance of approximately $800,000 was used to pay, in part, the offering expenses of approximately $2.4 million. Additionally, approximately $30 million of equipment for the Orleans project was financed through a capital leasing company. The Company is permitted by the Indenture pursuant to which the First Mortgage Notes were issued to borrow up to an additional $20 million for working capital purposes.

     The Company's consolidated cash requirements, in addition to debt service on the First Mortgage Notes, include lease payments for properties (see Note 5 to Notes to Consolidated Financial Statements) and ongoing maintenance capital expenditures at its existing facilities as well as periodic enhancements to those facilities. Net cash provided by operating activities was approximately
$ 24.9 million for 1996 compared to $22.5 million in 1995. The Company's capital expenditures (exclusive of those associated with the development and construction of The Orleans) for 1996 were approximately $6.2 million, most of which related to normal maintenance capital expenditures. Management expects that maintenance capital expenditures for 1997 will be approximately $7.0 million. The Company has begun construction in the first quarter of 1997 on Phase Two of The Orleans. The project, which is expected to include twelve movie theaters, a child care facility and restaurant and gaming space, is expected to cost approximately $35 million. In addition, the Company has begun construction in the first quarter of 1997 of a new restaurant at the Barbary Coast, estimated to cost $1.3 million. The Company expects to finance the capital projects with existing cash reserves, on-going cash from operations and, to the extent required, debt and/or equity financing. No assurance can be given that cash from operations, in combination with cash reserves, will be sufficient for the second phase of The Orleans and the Barbary Coast restaurant, or that debt and/or equity financing will be obtainable.

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

CERTAIN ACCOUNTING PRINCIPLES


     The Financial Accounting Standards Board has issued Statement No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123"). This statement defines a fair value based method of accounting for an employee stock option in which companies account for stock options by recognizing, as compensation expense in the statement of operations, the fair value of stock options granted over the vesting period of the option. The statement also permits companies to continue accounting for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Upon the issuance of stock options, the Company will account for such stock options under APB No. 25 and will disclose the pro-forma impact on net income and earnings per share as if the Company had used the fair value method recommended by SFAS No. 123.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 establishes new accounting standards for the computation and financial statement presentation of earnings per share data. SFAS No. 128 is effective for statements issued for periods ending after December 15, 1997 and earlier implementation is not permitted. The Company expects that there will be no material effect upon implementing SFAS No. 128 on its earnings per share calculations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

     The report of independent accountants, consolidated financial statements and financial statement schedules listed in the accompanying index at Item 14(a) are filed as part of this report. See "Index to Financial
Statements" on page 23.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         ------------------------------------

     The consolidated financial statements of the Company for the fiscal years ended December 31, 1993, 1994, 1995 and 1996 were audited by Coopers & Lybrand L.L.P. ("Coopers & Lybrand"), which was first engaged by such entities effective September 6, 1995. Prior to the engagement of Coopers & Lybrand, the firm of Conway, Stuart & Woodbury ("CSW") served as the sole independent accounting firm of the Predecessor Partnerships for purposes of performing audits required under the Nevada gaming laws and bank credit facilities. The change in accountants from CSW to Coopers & Lybrand (or, in the case of the Company, the initial selection of Coopers & Lybrand) was made upon the determination of the partners of the Predecessor Partnerships in contemplation of the issuance of the First Mortgage Notes.

     The reports of Coopers & Lybrand with respect to the financial statements of the Company for the fiscal years ended December 31, 1993, 1994, 1995 and 1996 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, other than for a change in accounting principles for marketable securities and for depreciation in 1994. During the fiscal year ended December 31, 1992 and prior to the termination of CSW as the Predecessor's sole independent accounting firm, there were no disagreements between the Predecessor Partnerships and CSW, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of CSW, would have caused it to make reference to the subject matter thereof in connection with any of its reports.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.
          ---------------------------------------------------

     The information required by Item 10 will be set forth in the Proxy Statement under the caption "Directors and Executive Officers" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
          -----------------------

     The information required by Item 11 will be set forth in the Proxy Statement under the caption "Executive Compensation" and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

     The information required by Item 12 will be set forth in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

     The information required by Item 13 will be set forth in the Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.
          -----------------------------------------------------------------
    (a) Financial Statements, Financial Statement Schedules, and Exhibits Financial Statements Index
                                                                           Page
                                                                           ----
1.  Financial Statements
Report of Independent Statements........................................... 24
Audited Financial Statements
   Consolidated Balance Sheets as of December 31, 1995 and 1996............ 25
   Consolidated Statements of Income for the years ended December 31,
    1994, 1995 and 1996.................................................... 26
   Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996................................. 27
   Consolidated Statements of Cash Flows for the years ended December
    31, 1994, 1995 and 1996................................................ 28
 Notes to Consolidated Financial Statements.............   ................ 29

2.  Financial Statement Schedules
     I.  Condensed Financial Information of the Company.................... 47
     II. Valuation and Qualifying Accounts................................. 50

3.  Exhibit Index

                                 EXHIBIT INDEX


Exhibit Number   Decription of Exhibit
--------------   ---------------------
*2.1             Agreement and Plan of Reorganization dated as of September 29,
                 1995, among Coast Resorts, Inc., the Gold Coast Hotel and
                 Casino, a Nevada limited partnership, the Barbary Coast Hotel and Casino, a Nevada general partnership, and Gaughan-Herbst, Inc., a Nevada corporation

**2.2 Supplement to Agreement and Plan of Reorganization dated as of December 22, 1995, among Coast Resorts, Inc., the Gold Coast Hotel and Casino, a Nevada limited partnership, the Barbary Coast Hotel and Casino, a Nevada general partnership, and Gaughan-Herbst, Inc., a Nevada corporation

*3.1             Articles of Incorporation of Coast Resorts, Inc.

*3.2             Bylaws of Coast Resorts, Inc.

***10.1 Indenture dated as of January 30, 1996, among Coast Hotels and Casinos, Inc., the Guarantors, and American Bank National Association, as Trustee.

***10.2 Registration Rights Agreement dated as of January 30, 1996 among Coast Hotels and Casinos, Inc., the Guarantors, and Bear, Stearns & Co. Inc. and BA Securities, Inc.

***10.3          Form of Note (included in Exhibit 4.1)

***10.4          Note Guarantee of Coast Resorts, Inc.

***10.5          Note Guarantee of Coast West, Inc.

***10.6 Leasehold Deed of Trust, Assignment of Rents, Leases and Security Agreement dated January 30, 1996 of Coast Hotels and Casinos, Inc.

***10.7 Leasehold Deed of Trust, Assignment of Rents, Leases and Security Agreement dated January 30, 1996 of Coast West, Inc.

***10.8          Security Agreement dated January 30, 1996 (Coast Hotels and
                 Casinos, Inc.)

***10.9          Security Agreement dated January 30, 1996 (Coast West, Inc.)

***10.10 Stock Pledge and Security Agreement dated January 30, 1996 (Coast Resorts, Inc.)

***10.11         Disbursement and Escrow Agreement dated January 30, 1996

***10.12         Pledge and Escrow Agreement dated January 30, 1996

***10.13         Collateral Assignment of Contracts dated January 30, 1996

***10.14         Escrow Agreement dated January 30, 1996

***10.15 Unsecured Environmental Indemnification Agreement (Coast Hotels and Casinos, Inc.)

***10.16         Unsecured Environmental Indemnification Agreement (Coast West,
                 Inc.)

***10.17         Tax Sharing Agreement dated as of January 30, 1996

***10.18 Agreement Between Owner and Contractor dated as of January 24, 1996, between J.A. Tiberti Construction Co., Inc. and Coast Hotels and Casinos, Inc.

*10.19 Ground Lease dated as of October 1, 1995, between The Tiberti Company, a Nevada general partnership, and Coast Hotels and Casinos, Inc. (as successor of Gold Coast Hotel and Casino, a Nevada limited partnership)

*10.20 Lease Agreement dated May 1, 1992, by and between Empey Enterprises, a Nevada general partnership, as lessor, and the Barbary Coast Hotel & Casino, a Nevada general partnership, as lessee

*10.21 Ground Lease Agreement dated October 28, 1994 by and among 21 Stars, Ltd., a Nevada limited liability company, as landlord, Barbary Coast Hotel & Casino, a Nevada general partnership, as tenant, Wanda Peccole, as successor trustee of the Peccole 1982 Trust dated February 15, 1982 ("Trust), and The William Peter and Wanda Ruth Peccole Family Limited Partnership, a Nevada limited partnership ("Partnership"), and, together with Trust, as owner, as amended

***10.22 Form of Subordination Agreement with former Gold Coast partners that hold Subordinated Notes

*10.23 Lease dated as of November 1, 1982, by and between Nevada Power Company, a Nevada Corporation as landlord, and Barbary Coast Hotel and Casino, a Nevada general partnership

*10.24 Leasehold Deed of Trust, Assignment of Rents and Security Agreement dated February 13, 1991, by and between the Barbary Coast Hotel and Casino, a Nevada general partnership, First American Title Company of Nevada, and Exber, Inc., a Nevada corporation

*16              Letter re Change in Certifying Accountant

*21              List of Subsidiaries of Coast Resorts, Inc.

27               Financial Data Schedule
-------------------------
* Previously filed as an exhibit to the Registrant's Form 10 General Form For Registration of Securities, as amended, originally filed on October 3, 1995 (the "Registration Statement")

** Previously filed as an exhibit to Amendment No. 2 to the Registration Statement, filed on January 12, 1996

*** Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.


(b)  REPORTS ON FORM 8-K

     The Company filed no Reports on Form 8-K during the last quarter of the 1996 fiscal year.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on March 31, 1997.

                              COAST RESORTS, INC.



                              By:   /s/ MICHAEL J. GAUGHAN
                                    _________________________
                                      Michael J. Gaughan
                                      Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                          DATE
-----------------------------    ----------------------------   ---------------

/s/   MICHAEL J. GAUGHAN         Chairman of the Board of        March 31, 1997
-----------------------------    Directors and Chief Executive
Michael J. Gaughan               Officer (Principal Executive
                                 Officer)

/s/  GAGE PARRISH                Director and Chief Financial    March 31, 1997
-----------------------------    Officer
Gage Parrish                     (Principal Financial and
                                 Accounting Officer)

/s/  HARLAN D. BRAATEN           Director                        March 31, 1997
-----------------------------
Harlan D. Braaten

/s/  JERRY HERBST                Director                        March 31, 1997
-----------------------------
Jerry Herbst

/s/  J. TITO TIBERTI             Director                        March 31, 1997
-----------------------------
J. Tito Tiberti

/s/  CHARLES SILVERMAN           Director                        March 31, 1997
-----------------------------
Charles Silverman

/s/  MICHAEL CORRIGAN            Director                        March 31, 1997
-----------------------------
Michael Corrigan

/s/  JOSEPH A. BLASCO            Director                        March 31, 1997
-----------------------------
Joseph A. Blasco

                         INDEX TO FINANCIAL STATEMENTS
                              COAST RESORTS, INC.

Report of Independent Accountants.........................................  23

Consolidated Balance Sheets of Coast Resorts, Inc. as of December 31,
 1995 and 1996 ...........................................................  24

Consolidated Statements of Income of Coast Resorts, Inc. for the years ended December 31, 1994, 1995 and 1996...................................  25

Consolidated Statements of Stockholders' Equity of Coast Resorts,
 Inc. for the years ended December 31, 1994, 1995 and 1996................  26

Consolidated Statements of Cash Flows of Coast Resorts, Inc. for the years ended December 31, 1994, 1995 and 1996...................................  27

Notes to Consolidated Financial Statements................................  28

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholders of
 Coast Resorts, Inc. and Subsidiaries

  We have audited the consolidated financial statements and financial statement schedules of Coast Resorts, Inc. and subsidiaries as listed in item 14(a) of this Form 10K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coast Resorts, Inc. as of December 31, 1995 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

  As more fully explained in Note 2, the Company changed its method of accounting for marketable securities and depreciation in 1994.



COOPERS & LYBRAND L.L.P.

Las Vegas, Nevada
February 21, 1997

                      COAST RESORTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1996
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS


ASSETS:                                      1995        1996
                                        ------------------------
  CURRENT ASSETS:
  Cash and cash equivalents, including
   restricted cash of $8,186 in 1996....    $ 14,543    $ 61,567
  Accounts receivable, less allowance
   for doubtful accounts
     of $374 (1995) and $379 (1996).....       1,990       3,659
  Inventories...........................       4,079       6,364
  Refundable income taxes...............          --       1,384
  Prepaid expenses and other............       2,427       5,912
                                            --------    --------
    TOTAL CURRENT ASSETS................      23,039      78,886
  PROPERTY AND EQUIPMENT, net...........     125,155     286,580
  OTHER ASSETS..........................       4,169       6,780
                                            --------    --------

                                            $152,363    $372,246
                                            ========    ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable......................    $  6,507    $ 13,479
  Accrued liabilities...................      16,308      23,864
  Construction accounts payable.........          --      23,517
  Current portion of long-term debt.....       1,591       6,781
                                            --------    --------
    TOTAL CURRENT LIABILITIES...........      24,406      67,641
                                            --------    --------
LONG-TERM DEBT, less current portion....      83,357     195,764
DEFERRED INCOME TAXES...................          --       4,863
DEFERRED RENT...........................       1,712       4,929
                                            --------    --------
TOTAL LIABILITIES.......................     109,475     273,197

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value,
   500,000 shares authorized,
    no shares issued and outstanding....          --          --
  Common stock, $.01 par value,
   2,000,000 shares authorized,
    1,000,000 shares (1995) and
     1,494,353 (1996) issued
    and outstanding.....................          10          15
  Additional paid-in capital............      19,340      95,398
  Retained earnings.....................      23,538       3,636
                                            --------    --------
    TOTAL STOCKHOLDERS' EQUITY..........      42,888      99,049
                                            --------    --------
                                            $152,363    $372,246
                                            ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      COAST RESORTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                             (DOLLARS IN THOUSANDS)

                                              1994          1995          1996
                                           -----------   -----------   -----------
OPERATING REVENUES:
   Casino...............................   $  129,086    $  129,675    $  148,509
   Food and Beverage....................       36,824        38,468        39,517
   Hotel................................       12,232        13.233        14,700
   Other................................        9,386         9,968        10,635
                                           ----------    ----------    ----------
     GROSS OPERATING REVENUES...........      187,528       191,344       213,361
   Less:  promotional allowances........      (14,955)      (16,588)      (17,374)
                                           ----------    ----------    ----------
     NET OPERATING REVENUES.............      172,573       174,756       195,987
                                           ----------    ----------    ----------

OPERATING EXPENSES:
   Casino...............................       65,376        67,782        72,849
   Food and beverage....................       34,461        31,242        30,768
   Hotel................................        6,934         6,692         6,921
   Other................................        8,257         8,537         8,025
   General and administrative...........       32,940        34,186        39,085
   Pre-opening expenses.................           --            --         7,125
   Land leases..........................           --           515         2,060
   Guaranteed payments to former                2,672           858            --
    partners............................
   Deferred (non-cash) rent.............           --           431         1,760
   Depreciation and amortization........        6,766         7,280         7,883
                                           ----------    ----------    ----------
     TOTAL OPERATING EXPENSES...........      157,406       157,523       176,476
                                           ----------    ----------    ----------
     OPERATING INCOME...................       15,167        17,233        19,511
                                           ----------    ----------    ----------

OTHER INCOME (EXPENSES):
   Interest expense:
      Related parties...................         (169)       (3,126)         (160)
      Other.............................         (176)         (760)      (22,076)
   Interest income......................          118           106         4,791
   Interest capitalized.................           --           235         7,464
   Gain on disposal of equipment........           23            92            58
                                           ----------    ----------    ----------
       TOTAL OTHER INCOME (EXPENSES)....         (204)       (3,453)       (9,923)
                                           ----------    ----------    ----------
NET INCOME BEFORE INCOME TAXES..........       14,963        13,780         9,588
PROVISION FOR INCOME TAXES..............          ---           ---         5,952
                                           ----------    ----------    ----------
NET INCOME..............................   $   14,963    $   13,780    $    3,636
                                           ==========    ==========    ==========

NET INCOME PER SHARE OF COMMON STOCK....   $       --    $       --         $2.47
                                           ==========    ==========    ==========
WEIGHTED AVERAGE SHARES OUTSTANDING.....           --            --     1,472,742
                                           ==========    ==========    ==========

UNAUDITED PRO FORMA DATA (Reflecting
 reorganization and   change in tax
 status)
   Provision for income taxes...........        5,251         4,823         3,452
                                           ----------    ----------    ----------
     Net Income.........................   $    9,712    $    8,957    $    6,136
                                           ==========    ==========    ==========

Net income per share of common stock....        $9.71         $8.96         $4.17
                                           ==========    ==========    ==========
Weighted average shares outstanding.....    1,000,000     1,000,000     1,472,742
                                           ==========    ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      COAST RESORTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                             (DOLLARS IN THOUSANDS)


                                                Common Stock
                                                ------------            Additional      Unrealized      Retained
                                             Shares        Amount     Paid-In Capital   Gains(Losses)   Earnings      Total
                                           ---------------------------------------------------------------------------------
Balance at January 1, 1994..............    1,000,000               $10        $19,340        $ 27    $ 79,278    $ 98,655
   Net income...........................                                                                14,963      14,963
  Change in unrealized gains (losses)
     on marketable securities...........                                                       (14)                    (14)
  Distributions to former partners......                                                               (25,823)    (25,823)
                                           -------------------------------------------------------------------------------
Balances at December 31, 1994...........    1,000,000                10         19,340          13      68,418      87,781
  Net income............................                                                                13,780      13,780
  Change in unrealized gains (losses)
     on marketable securities...........                                                       (13)                    (13)
  Distributions to former partners......                                                               (58,660)    (58,660)
                                           -------------------------------------------------------------------------------
Balances at December 31, 1995...........    1,000,000                10         19,340          --      23,538      42,888
  Exchange of notes payable of
     subsidiary for common stock........      494,353                 5         52,520                              52,525
  Reclassification of undistributed
     earnings to additional paid-in
     capital upon termination of
     partnership status.................                                        23,538                 (23,538)
  Net income............................                                                                 3,636       3,636
                                           -------------------------------------------------------------------------------
Balances at December 31, 1996...........    1,494,353               $15        $95,398        $ --    $  3,636    $ 99,049
                                           ===============================================================================



  The accompanying notes are an integral part of these consolidated financial statements.

                      COAST RESORTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                             (DOLLARS IN THOUSANDS)


                                             1994        1995         1996
                                           --------    --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income...........................   $ 14,963    $ 13,780    $   3,636
                                           --------    --------    ---------
   ADJUSTMENTS TO RECONCILE NET INCOME
    TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:
          Depreciation and amortization.      6,766       7,280        7,883
          Provision for bad debt........        452         411           94
          Gain on disposal of equipment         (23)        (92)         (58)
           and securities...............
          Deferred Income taxes.........         --          --        4,234
          Deferred rent expense.........         --         431        1,760
          Amortization of original               --          --          497
           issue discount...............
          Other non-cash expenses.......         --         162           --
          (Increase) decrease in
           operating assets:
              Accounts receivable.......       (163)       (267)      (1,608)
              Income tax receivable.....         --          --       (1,384)
              Inventories...............       (553)        854       (2,286)
              Prepaid expenses and other       (461)         85       (1,395)
          Increase (decrease) in
           operating liabilities
             Accounts payable...........        868      (1,057)       5,952
             Accrued expenses...........        723         902        7,559
                                           --------    --------    ---------
               TOTAL ADJUSTMENTS........      7,609       8,709       21,248
                                           --------    --------    ---------
               NET CASH PROVIDED BY
                OPERATING ACTIVITIES         22,572      22,489       24,884
                                           --------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures, net of amounts
    in accounts payable.................     (5,514)    (32,331)    (126,133)
   Proceeds from sale of equipment and
    securities..........................        160         219           20
   Issuance of notes receivable.........       (500)         --           --
   Principal payment from notes
    receivable..........................        345          --           --
                                           --------    --------    ---------
              NET CASH USES BY
               INVESTING ACTIVITIES          (5,509)    (32,112)    (126,113)
                                           --------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term
    debt, net of discounts and
    commissions.........................         --       4,500      164,133
   Proceeds from capital lease                   --          --       15,437
    borrowings..........................
   Proceeds from borrowings under bank        6,250      26,941        1,045
    lines of credit.....................
   Principal payments on bank lines of
    credit..............................     (4,100)     (4,000)     (29,200)
   Principal payments on long-term debt.     (2,211)    (10,413)      (1,826)
   Payments for debt issue costs........                 (1,169)      (1,336)
   Distributions to former partners.....    (14,823)     (8,660)          --
                                           --------    --------    ---------
              NET CASH PROVIDED BY
               (USED IN) FINANCING
               ACTIVITIES...............    (14,884)      7,199      148,253
                                           --------    --------    ---------
NET INCREASE (DECREASE) IN CASH & CASH
 EQUIVALENTS............................      2,179      (2,424)      47,024
CASH AND CASH EQUIVALENTS, at beginning
 of year................................     14,788      16,967       14,543
                                           --------    --------    ---------
CASH AND CASH EQUIVALENTS, at end of
 year...................................   $ 16,967    $ 14,543    $  61,567
                                           ========    ========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              COAST RESORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BACKGROUND INFORMATION AND BASIS OF PRESENTATION

 Background Information

  Coast Resorts, Inc. (the "Company") is a Nevada corporation and serves as a holding company for Coast Hotels and Casinos, Inc. ("Coast Hotels") and Coast West, Inc. ("Coast West"), also Nevada corporations. Through Coast Hotels, the Company owns and operates the following hotel-casinos in Las Vegas, Nevada:

        -  Gold Coast Hotel and Casino, on Flamingo Road located approximately
     one mile west of      the Las Vegas Strip.

         - Barbary Coast Hotel and Casino, which is located on the Las Vegas Strip.

         - The Orleans Hotel and Casino which is located approximately one mile
     west of the Las   Vegas Strip on Tropicana Avenue, opened for business on
     December 18, 1996.

  Prior to the Reorganization described below, the existing hotel-casinos had previously been operated independently by Gold Coast Hotel and Casino, a Nevada limited partnership organized in 1986 ("Gold Coast") and Barbary Coast Hotel and Casino, a Nevada partnership organized in 1979 ("Barbary Coast").

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

  Concurrently with the exchange of the partners' interests in the Predecessor Partnerships and the merger of Gaughan-Herbst, Inc. into Coast Resorts, Coast Resorts became the sole partner of each of the Predecessor Partnerships, and each Predecessor Partnership dissolved and terminated. Immediately upon such dissolution and termination, all of the assets and liabilities of the Predecessor Partnerships became the assets and liabilities of Coast Resorts. Coast Resorts immediately contributed to Coast Hotels all of the assets of the Predecessor Partnerships other than those relating to a certain ground lease (the "Coast West Lease"), which Coast Resorts contributed to Coast West. In addition, Coast Hotels assumed, jointly and severally with Coast Resorts, all of the liabilities of the Predecessor Partnerships other than (i) obligations under a portion of the subordinated notes payable to former partners and $1,500,000 principal amount of demand notes payable to a related party which were retained by Coast Resorts and were exchanged for shares of Coast Resorts Common Stock (as defined below), and (ii) those liabilities incident to the Coast West Lease, and Coast West assumed, jointly and severally with Coast Resorts, all of the liabilities of the Predecessor Partnerships incident to the Coast West Lease.

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

  Coast West plans to hold the Coast West Lease for future development. Coast West has had no source of income since its inception in September 1995. Coast Hotels has agreed to provide Coast West with advances sufficient to make payments on the Coast West Lease.

 Basis of Presentation

  Gold Coast and Barbary Coast historically operated under a high degree of common control. The former Managing General Partner of Gold Coast was also a general partner, and the principal manager, of Barbary Coast. Due to the common control of Gold Coast and Barbary Coast and the continuation of ownership by the former partners, the Reorganization was accounted for as a reorganization of entities under common control. Accordingly, the financial statements of the Company for all periods are presented as if the Reorganization occurred at the beginning of the earliest period presented and include the accounts of all entities involved on a historical cost basis, in a manner similar to a pooling of interests. The Consolidated Financial Statements include the accounts of the Company and all subsidiaries. All intercompany balances and transactions have been eliminated.

  The accompanying financial statements reflect the Exchange Liabilities as obligations of the Company at December 31, 1995, as the exchange for Coast Resorts Common Stock had not yet occurred. The exchange was accounted for subsequent to the completion of the Reorganization, through the issuance of Coast Resorts common stock in 1996 in the amount of $52,525,000, reflecting the historical cost basis of the Exchange Liabilities.

                              COAST RESORTS, INC.

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

 Pre-opening and related promotional expense

  Costs associated with the opening of new hotel-casinos, including personnel, training, certain marketing and other costs, are capitalized and charged to expense over management's estimate of the period of economic benefit associated with such costs. Management believes that such period, with respect to major hotel-casinos, is within one fiscal quarter of the date of opening.

 Advertising Costs

  Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Capitalized advertising costs were immaterial at December 31, 1995 and 1996. Advertising expense was $3,669,000, $4,281,000 and $3,759,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

 Marketable Securities

  During the year ended December 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS 115 resulted in an increase in stockholders' equity of approximately $27,000 to reflect a net unrealized holding gain at the beginning of the year. No marketable securities were outstanding at December 31, 1995 and 1996.

  Marketable equity securities have been categorized as available for sale and as a result are stated at fair value, as determined by market quotations on a national stock exchange. Realized gains and losses are charged to income while unrealized holding gains and losses are included as a component of stockholders' equity until realized.

                              COAST RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

  The estimated cost of providing these complimentary services is as follows:

                                                    DECEMBER 31,
                                           ------------------------------
                                             1994       1995       1996
                                           --------   --------   --------
                                           (IN THOUSANDS)
      Hotel.............................    $ 1,350    $ 1,426    $ 1,804
      Food and beverage.................     14,465     14,704     14,725
                                            -------    -------    -------
      Total cost of promotional             $15,815    $16,130    $16,529
       allowances.......................    =======    =======    =======

  The cost of promotional allowances has been allocated to expense as follows:

                                                    DECEMBER 31,
                                            -----------------------------
                                             1994       1995       1996
                                            -------    -------    -------
                                           (IN THOUSANDS)
      Casino............................    $14,693    $15,232    $15,361
      Other.............................      1,122        898      1,168
                                            -------    -------    -------
                                            $15,815    $16,130    $16,529
                                            =======    =======    =======


                              COAST RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)


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

 Income Taxes

  Prior to the Reorganization, the Company operated as individual partnerships which did not pay federal income taxes. The partners of Gold Coast and Barbary Coast were taxed on their proportionate share of each of their respective partnership's taxable income or loss. Therefore, these statements do not include any provision or liability for corporate income taxes prior to January 1, 1996.

  In connection with the Reorganization, effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109 deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The adoption of SFAS 109 on January 1, 1996 resulted in the recognition in the 1996 financial statements of net deferred tax liabilities and a corresponding charge to earnings through the income tax provision of approximately $2,500,000. In addition, upon termination of the partnership tax status on January 1, 1996, all undistributed earnings of the predecessor partnerships were reclassified to additional paid-in capital.

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

 Net Income Per Common Share

  Net income per common share for the year ended December 31, 1996 is computed by dividing net income by the weighted average number of shares of common stock outstanding, which weighted average totaled 1,472,742 shares. Net income per common share for the years ended December 31, 1994 and 1995 has not been presented as the Company operated as individual partnerships prior to the Reorganization and no common stock was outstanding. Unaudited pro-forma net income per common share has been presented for the years ended December 31, 1994 and 1995 assuming that the Reorganization occurred on January 1, 1994.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 establishes new accounting standards for the computation and financial statement presentation of earnings per share data. SFAS 128 is effective for statements issued for periods ending after December 15, 1997 and earlier implementation is not permitted. The Company expects that there will be no material effect upon implementing SFAS 128 on its earnings per share calculations.

                              COAST RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 Concentration of Credit Risk

  The Company extends credit to patrons throughout the world after background checks and investigations of creditworthiness and does not require collateral. The Company records provisions for potential credit losses and such losses have been within management's expectations. Management believes that as of December 31, 1996, no significant concentration of credit risk exists for which an allowance has not already been determined and recorded.

 Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Reclassifications
  Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform with the 1996 presentation.


NOTE 3--MARKETABLE SECURITIES

  At December 31, 1994, marketable equity securities includes gross unrealized holding gains and losses of $27,000 and $14,000, respectively. The net unrealized holding gain of $13,000 as of December 31, 1994, has been included as a separate component of stockholders' equity. For the year ended December 31, 1994, an unrealized holding loss was recognized, in the amount of $14,000.

  During 1995, all marketable equity securities were sold by the Company and, as a result, the Company recorded a total realized gain of approximately $16,000. Gross realized gains and losses on the sales of marketable equity securities, based on the cost of such securities, were $27,900 and $11,900, respectively.

                              COAST RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)



NOTE 4--PROPERTY AND EQUIPMENT

  Major classes of property and equipment consist of the following:

                                              DECEMBER, 31
                                         ----------------------
                                           1995         1996
                                         ---------   ----------
                                            (IN THOUSANDS)
      Building........................   $ 86,564     $191,464
      Furniture and fixtures..........     55,889      133,694
      Building improvements...........     10,128       13,118
                                         --------     --------
                                          152,581      338,276
      Less accumulated depreciation...    (62,709)     (68,058)
                                         --------     --------
                                           89,872      270,218
      Land............................     15,230       15,232
      Construction in progress........     20,053        1,130
                                         --------     --------
      Net property and equipment......   $125,155     $286,580
                                         ========     ========


   Net property and equipment includes furniture and fixtures leased under capital leases amounting to $241,000 and $30,215,000 less accumulated depreciation of $21,000 and $229,000 at December 31, 1995 and 1996, respectively.



NOTE 5--LEASES

  The Barbary Coast building is located on land which is leased. The lease term runs through May 2003 with a purchase option and two 30 year renewal options. In addition, the parking lot adjacent to the building is being leased under a 10 year lease which runs through December 2003.

  During December 1995, the Company entered into a ground lease for the land underlying the Orleans. The land is owned by The Tiberti Company, a Nevada general partnership, of which a stockholder of Coast

                              COAST RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


NOTE 5- LEASES -(CONTINUED)

Resorts is the managing partner. The stockholder is also the president and a director and stockholder of the general contractor for the construction of the Orleans, as more fully described in Note 12. The lease provides for an initial term of fifty years with a twenty-five year renewal option and includes a purchase option, exercisable by the Company, at fair market value during the
twentieth and twenty-first years of the lease.   Lease payments range from
$175,000 to $250,000 per month during the first sixteen years of the lease increasing by 3% per annum thereafter. The total amount of the base rent payments on the Orleans lease is being charged to expense on the straight-line method over the term of the lease. The Company has recorded deferred rent to reflect the excess of rent expense over cash payments since inception of the lease.

   In September 1995, the Company entered into the Coast West Lease for a parcel of land located in the western area of Las Vegas to be used for future development opportunities. The Coast West Lease term runs through December 31, 2055, with three 10-year renewal options. Monthly payments started at $166,667 for the year ended December 31, 1995. Thereafter, the monthly rent increases by the amount of $5,000 in January of each year. The lease includes a put option exercisable by the landlord requiring the purchase of the land at fair market value at the end of the 20th through 24th years of the lease, provided that the purchase price shall not be less than ten times, nor more than fifteen times, the annual rent at such time. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31,000,000 to approximately $51,000,000 in the years 2014 through 2018. The total amount of the base rent payments on the Coast West Lease are being charged to expense on the straight-line method over the term of the lease. The Company has recorded deferred rent to reflect the excess of rent expense over cash payments since the inception of the lease.

 Future Minimum Lease Payments

  The following is an annual schedule of future minimum lease payments required under operating leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 1996:

           OPERATING LEASES
             (thousands)
 1997..........................           $  4,520
 1998..........................              4,580
 1999..........................              4,890
 2000..........................              5,000
 2001..........................              5,060
 Later years...................            426,961
                                          --------
Total minimum lease payments...           $451,011
                                          ========

                              COAST RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

NOTE 5- LEASES -(CONTINUED)


Rental Expense
  Rent expense for the years ended December 31, 1994, 1995 and 1996 is as follows:

                                DECEMBER 31,
                          -------------------------
                          1994     1995      1996
                          -----   -------   -------
                               (IN THOUSANDS)
      Occupancy rentals   $ 300    $1,559    $8,597
      Other equipment..     171       262       414
                       ----------------------------
                          $ 471    $1,821    $9,011
                       ============================



NOTE 6--ACCRUED LIABILITIES

  Major classes of accrued liabilities consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1995      1996
                                                              -------   -------
                                                               (IN THOUSANDS)
      Slot club liability..................................   $ 4,813   $ 5,010
      Compensation and benefits............................     3,850     7,535
      Progressive jackpot payouts..........................     3,841     4,124
      Customer deposits and unpaid winners.................     1,509     2,256
      Deferred sports book revenue.........................       736       675
      Taxes................................................       699       975
      Accrued interest expense.............................       487     1,116
      Other................................................       373     2,173
                                                              -------   -------
                                                              $16,308   $23,864
                                                              =======   =======

                              COAST RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


NOTE 7--BANK LINES OF CREDIT

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

  As more fully explained in Note 8, in January 1996, the New Revolving Facility was canceled and repaid with a portion of the proceeds from the Company's issuance of $175,000,000, First Mortgage Notes due 2002. Accordingly, all borrowings under the New Revolving Facility have been classified as long-term debt at December 31, 1995.

                              COAST RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)



NOTE 8 - LONG-TERM DEBT
Long-term debt consists of the following:

                                                                           DECEMBER 31,
                                                                           ------------
                                                                       1995            1996
                                                                       ---------------------
                                                                          (in thousands)

Bank line of credit classified as long-term (See Note 7)               $ 28,155      $     --
--------------------------------------------------------

Related parties:
----------------

Uncollateralized note payable in monthly installments of $175,000 principal and interest until said balance is paid in full.  The Note is payable to Exber, Inc. (See Note 12).  The effective rate of
  interest at December 31, 1996 was 8.5%;  repaid in 1996.                1,256            --

7.5% notes, payable in monthly installments of interest only, with all principal and any unpaid interest due December 31, 2001.  The notes are unsecured and are payable to the former partners of
  Barbary Coast and the Gold Coast.  Approximately $51,025,000
  of the notes were exchanged for Coast Resorts Common Stock
  on January 16, 1996 as more fully described in Note 1.                 53,000         1,975

6% uncollateralized note payable to related party due on demand.
  As more fully descrobed in Note 1, the note was exchanged for
  Coast Resorts Common Stock on January 16, 1996.
                                                                          1,500            --


Non-related parties:
--------------------

13% First Mortgage Notes due December 15, 2002, with interest payable semiannually on June 15 and December 15, net of
   original issue discount of $5,293                                         --       169,707


9.19% capital lease, payable in 60 monthly installments of
   approximately $750,000, principal and interest, collateralized
   by certain gaming and other equipment.                                    --        29,974

6% note, due February 1999, payable in 60 monthly installments of $13,000 principal and interest.  The note is collateralized
   by gaming equipment.                                                     414           284

Other notes payable and capital leases                                      269           605
                                                                        ---------------------
                                                                         84,594       202,545
Less current portion                                                      1,591         6,781
                                                                        ---------------------
                                                                        $83,003      $195,764
                                                                        =====================

                              COAST RESORTS, INC.

NOTE 8--LONG-TERM DEBT--(CONTINUED)

   On January 30, 1996, Coast Hotels completed a private placement of $175 million principal amount of 13% First Mortgage Notes Due December 15, 2002 (the "First Mortgage Notes"). Interest on the First Mortgage Notes is payable semi-annually on June 15 and December 15, 1996. The First Mortgage Notes are unconditionally guaranteed by Coast Resorts, Coast West and certain future Subsidiaries of Coast Hotels. Net proceeds from the offering (after deducting original issue discount and commissions) were approximately $164.1 million. Of that amount, (i) approximately $114.8 million was deposited in a construction disbursement account restricted for use by Coast Hotels to finance in part the cost of developing, constructing, equipping and opening the Orleans, (ii) approximately $19.3 million was used by Coast Hotels purchase U.S. Government Obligations which were deposited into an interest escrow account restricted to fund the interest payable on the First Mortgage Notes through December 15, 1996 and (iii) approximately $29.2 million was used by Coast Hotels to repay all outstanding indebtedness under the Company's New Revolving Facility, which facility was terminated. The balance of approximately $800,000 was used to pay, in part, the estimated offering expenses of $2.4 million.

  The First Mortgage Notes are redeemable at the option of the Company at 106.50% and 103.25% of the principal amount thereof during the twelve month periods beginning December 15, 2000 and 2001, respectively. In addition, on or before December 15, 1998, the Company may redeem up to $57.25 million aggregate principal amount of First Mortgage Notes at 110% of the principal amount thereof with the net proceeds of a public offering of Coast Resorts Common Stock subject to certain limitations as outlined in the indenture.

   The indenture governing the Notes contains covenants that, among other things, limit the ability of Coast Hotels to pay dividends or make advances to Coast Resorts, repay existing indebtedness, incur additional indebtedness, or sell material assets as defined in the indenture. Additionally, if on the twentieth day of the month following the first month in which the Orleans Hotel and Casino has been operating for 18 months, the Fixed Charge Coverage Ratio (as defined in the indenture) of Coast Hotels for the most recently ended four full fiscal quarters is less than 1.5 to 1, Coast Hotels shall consummate an asset sale of the Barbary Coast within one year. The proceeds from such asset sale shall be used by Coast Hotels to repurchase Notes at a price equal to 101% of the principal amount of such Notes.

  Maturities on long-term debt are as follows:

      YEAR ENDING DECEMBER 31,     MATURITIES
      ------------------------   --------------
                                 (IN THOUSANDS)
           1997................       $  6,781
           1998................          7,384
           1999................          7,890
           2000................          8,650
           2001................          2,086
           Thereafter..........        175,047
                                      --------
                                      $207,838
                                      ========

                              COAST RESORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE 9-INCOME TAXES

      As discussed in Note 1, prior to the Reorganization, the Company operated as individual partnerships which did not pay federal income taxes. Therefore, these statements do not include any provision or liability for corporate income taxes prior to January 1, 1996. Effective January 1, 1996, the Company adopted SFAS 109 on January 1, 1996. The adoption of SFAS 109 resulted in the recognition in the 1996 financial statements of net deferred tax liabilities and a corresponding charge to earnings through the income tax provision of approximately $2,500,000.

      The components of the income tax provision for the year ended December 31, 1996 was as follows:
            Federal:
             Current                             $1,716
             Deferred                             4,236
                                                 ------
                                                 $5,952
                                                 ======

      The income tax provision for the year ended December 31, 1996 differs from that computed at the federal statutory corporate tax rate as follows:

            Federal statutory rate                     34.0%
            Recognition of deferred income taxes
                       upon change of tax status       26.1%
             Other, net                                 2.0%
                                                       ----
            Effective tax rate                         62.1%
                                                      =====

      The tax effects of significant temporary differences representing net deferred tax assets and liabilities at December 31, 1996 are as follows:

Deferred tax assets:
Current:
      Accrued vacation..................    $   226
      Allowance for doubtful accounts...        133
      Accrued medical and other benefits        188
      Other.............................         80
                                            -------
           Total Current................        627
                                            -------

   Non-current:
      Deferred rent.....................      1,726
      Accrued slot club points..........        717
      Progressive liabilities...........      1,059
                                            -------
          Total non-current.............      3,502
                                            -------
Total deferred tax assets...............      4,129
                                            -------

Deferred tax liabilities:
   Non-current:
      Property, plant and equipment.....     (8,365)
                                            -------
Total deferred tax liabilities..........     (8,365)
                                            -------

Net deferred tax liability..............    $(4,236)
                                            =======

                              COAST RESORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)




NOTE 10--FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following estimated fair value of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts and estimated fair values of the Company's other financial instruments at December 31, 1996 are as follows:



                                                          Carrying       Fair
                                                           Amount        Value
                                                         ----------   -----------
                                                              (Thousands)
                                Liabilities:
                                Current portion of         $  6,781      $  6,781
                                long-term debt
                                First Mortgage Notes       $169,707      $194,650
                                Other long-term debt       $ 26,057      $ 25,669

  The methods and assumptions are summarized as follows:

  For current portion of long-term debt, the carrying amount approximates fair value due to the short-term nature of such debt. The fair market value of the first mortgage notes were determined based upon market quotes. For all other long-term debt, the fair value is estimated using a discounted cash flow analysis, based on the incremental borrowing rates currently available to the Company for debt with similar terms and maturity.


NOTE 11--CONTINGENCIES AND COMMITMENTS

   In the first quarter of 1997, the Company began construction on the second phase of The Orleans. The project, with an anticipated cost of approximately $35.0 million, is expected to include twelve movie theaters, a child care facility, retail space and additional restaurant, entertainment and gaming facilities. The project will contain approximately 180,000 square feet on two levels.

  The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

                              COAST RESORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)



NOTE 12--RELATED PARTY TRANSACTIONS

  The Company's advertising services are provided by LGT Advertising, a Company owned by several stockholders of The Company. Advertising expense amounted to approximately $2,276,000, $2,841,000, and $3,759,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

  The Company received laundry services from Exber, Inc. (dba El Cortez Hotel & Casino). A major stockholder-officer of Exber, Inc. is the father of a major stockholder of The Company. Laundry expense payable to Exber, Inc. was approximately $1,016,000, $1,065,000 and $864,000 for the years ended December 31, 1994, 1995, and 1996, respectively. The Company discontinued its laundry service from Exber, Inc. in October 1996.

  Included in operating expenses are guaranteed payments of $2,200,000 and $398,000 to the former partners of Barbary Coast (now stockholders of the Company) for the years ended December 31, 1994, and 1995, respectively. Also included in operating expenses are guaranteed payments to the former Managing Partner of Gold Coast (now a stockholder of the Company) of $472,000 and $460,000 for the years ended December 31, 1994, and 1995. Guaranteed payments to the Gold Coast Hotel and Casino's Managing Partner were based on a minimum salary plus 1% of Gold Coast Hotel and Casino's profits as required under the partnership agreement. Subsequent to the consummation of the Reorganization, the guaranteed payment requirements of the Predecessor Partnerships have been terminated.

  The Company purchases certain of its equipment and inventory for its operations from RJS, a company owned by the father of a major stockholder and director of the Company and the Company's restaurant manager. RJS invoices the Company based on actual costs incurred. For the fiscal years ended December 31, 1994, 1995 and 1996, the Company incurred expense payable to RJS of approximately $646,000, $388,000 and $4,075,000, respectively.

  A director of the Company is the President and sole stockholder of Yates - Silverman, Inc. which has been retained by the Company as the designer of The Orleans. For the fiscal years ended December 31, 1994, 1995 and 1996, the Company incurred expense payable to Yates-Silverman of approximately $0, $409,000 and $508,000, respectively.

  The Company maintains numerous racetrack dissemination contracts with Las Vegas Dissemination, Inc. ("LVD"). The son of a major stockholder and director of the Company is the president and sole shareholder of LVD. LVD has been granted a license by the Nevada gaming authorities to disseminate live racing for those events and tracks for which it contracts and has been granted the exclusive right to disseminate all pari-mutuel services and race wire services in the State of Nevada. Under these dissemination contracts, the Company pays to LVD an amount based on the wagers accepted for races held at the racetracks covered by the respective contracts. The Company also pays to LVD a monthly fee for race wire services. For the fiscal years ended December 31, 1994, 1995 and 1996, the Company incurred expenses payable to LVD of approximately $214,000, $149,000 and $889,000, respectively.

                              COAST RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


NOTE 12--RELATED PARTY TRANSACTIONS (CONTINUED)


  In February 1991, the Company borrowed $7,500,000 from Exber, Inc., in the form of a collateralized note. On January 25, 1995, the Company borrowed approximately $3,000,000 through an uncollateralized note payable to Exber, Inc., a portion of which was used to pay off the balance due on the 1991 collateralized note payable to Exber, Inc. The amounts outstanding relating to these notes was $1,256,000 at December 31, 1995. The note was repaid during
1996.   Interest expense for the years ended December 31, 1994, 1995 and 1996 on these notes amounted to $105,000, $181,000, and $37,000, respectively.

  In December 1994, $11,000,000 was distributed to the former partners of Barbary Coast in the form of notes payable. In June 1995, $50,000,000 was distributed to the former partners of Gold Coast in the form of notes payable. In December 1995, Gold Coast repaid $8,000,000 of such notes. As more fully described in Note 1, on January 16, 1996, approximately $51,025,000 of such notes payable to former partners were exchanged for shares of Coast Resorts Common Stock. Interest expense for the years ended December 31, 1994, 1995 and 1996 on these notes amounted to $0, $2,856,250, and $315,000 respectively.

  The Company has commenced construction of the second phase of The Orleans. J.A. Tiberti Construction Company ("Tiberti Construction") is serving as the general contractor for the second phase. Tiberti Construction also served as the general contractor for the original construction of the Gold Coast and for certain expansions thereof, for the original construction of the Barbary Coast and all expansions thereof and for the original construction of The Orleans. The President of Tiberti Construction is a stockholder and director of the Company and Coast Hotels. For the years ended December 31, 1994, 1995, and 1996, the Company incurred expenses of approximately $328,000, $10,906,000, and $80,346,000, respectively, to Tiberti Construction in connection with such construction services.

  As more fully described in Note 5, in December 1995, the Company has entered into a ground lease with The Tiberti Company, with respect to the land underlying The Orleans. The President of The Tiberti Company is a director and shareholder of the Company. Amounts paid to the Tiberti Company with respect to the lease were $3,021,000 for the year ended December 31, 1996.


NOTE 13--BENEFIT PLANS

401(k) Plans

   In November 1993, the Company adopted separate defined contribution 401(k) plans for eligible employees of the Gold Coast and the Barbary Coast. During 1996, the separate plans were consolidated into one plan. All employees of the Gold Coast and The Orleans are eligible to participate, All employees of the Barbary Coast not covered by a collective bargaining agreement are eligible to participate. The employees may elect to defer up to 15% of their yearly compensation, subject to statutory limits. The Company contributes 1% of the employees' eligible compensation and also makes matching contributions of 50% of the first 4% of the employees' contribution. Contribution expense was $1,207,000, $1,224,000, and $1,176,000 for the years ended December 31, 1994,
1995, and 1996, respectively.

Defined Benefit Plan

  Beginning in 1993, certain employees at the Barbary Coast became covered by a union-sponsored, collectively bargained, multi-employer, defined benefit pension plan. The Barbary Coast contributed $293,000 $312,000 and $274,000 during the years ended December 31, 1994, 1995, and 1996, respectively, for the plan. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.

                              COAST RESORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE 13--BENEFIT PLANS (CONTINUED)

Stock Compensation Plan

  In December 1996, the Board of Directors adopted the 1996 Stock Incentive Plan (the "Plan") which authorizes the issuance of (i) shares of Coast Resorts Common Stock or any other class of security of the Company which is convertible into shares of Coast Resorts Common Stock or (ii) a right or interest with an exercise or conversion privilege at a price related to Coast Resorts Common Stock or with a value derived from the value of such common stock. Awards under the Plan are not restricted to any specified form or structure and may include, without limitation, sales or bonuses of stock, restricted stock, stock options, reload stock options, stock purchase warrants, other rights to acquire stock, securities convertible into or redeemable for stock, stock appreciation rights, limited stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares. Officers, key employees, directors (whether employee directors or non-employee directors) and consultants of the Company and its subsidiaries are eligible to participate in the Plan.

  Under the terms of the Plan, the aggregate number of shares issued and issuable pursuant to all awards (including all incentive stock options) granted under the Plan shall not exceed 220,000 at any time. In addition, the aggregate number of shares subject to awards granted during any calendar year to any one eligible person (including the number of shares involved in awards having a value derived from the value of shares) shall not exceed 40,000.

  No awards shall be made under the Plan after the tenth anniversary of the adoption of the Plan. Although shares may be issued after the tenth anniversary of the adoption of the Plan pursuant to awards made prior to such date, no shares shall be issued under the Plan after the twentieth anniversary of adoption of the Plan. As of December 31, 1996, no awards have been made under the Plan.

  The Financial Accounting Standards Board has issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This Statement defines a fair value based method of accounting for an employee stock option in which companies account for stock options by recognizing, as compensation expense in the statement of operations, the fair value of stock options granted over the vesting period of the option. The statement also permits companies to continue accounting for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Upon the issuance of stock options, the Company has elected to account for stock options under APB No. 25 and will disclose the pro forma impact on net income and earning per share as if the Company had used the fair value method recommended by SFAS No. 123.

                              COAST RESORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)



NOTE 14--SUPPLEMENTAL CASH FLOWS INFORMATION

                                                   DECEMBER 31,
                                           ----------------------------
                                            1994      1995       1996
                                           -------   -------   --------
                                           (IN THOUSANDS)
Interest paid...........................   $   345   $ 3,164    $21,607
                                           =======   =======    =======
Income taxes paid.......................   $    --   $    --    $ 3,100
                                           =======   =======    =======

Supplemental schedule of non-cash
 investing and financing activities:

    Property and equipment asset
     acquisitions included in
     accounts payable or financed
     through capital leases ............   $ 9,042   $ 3,101    $38,918
                                           =======   =======    =======

    Distribution to former
     partners by issuance of
     notes payable............             $11,000   $50,000   $    --
                                           =======   =======   ========

     Conversion of notes
      payable to Coast Resorts             $    --   $    --   $52,525
      Common Stock.............            =======   =======   =======



NOTE 15 - REGULATION OF GAMING OPERATIONS

   The gaming operations of the Company are subject to the licensing and regulatory control of the Nevada Gaming Commission (the Nevada Commission), the Nevada State Gaming Control Board (the Nevada Control Board) and the Clark County Liquor and Gaming Board (the Clark County Board) (collectively, the Nevada Gaming Authorities). These agencies issue gaming licenses based upon, among other considerations, evidence that the character and reputation of principal owners, officers, directors, and certain other key employees are consistent with regulatory goals. The necessary licenses have been secured by the Company. The licenses are not transferable and must be renewed periodically upon the payment of appropriate taxes and license fees. The Nevada Gaming Authorities have broad discretion with regard to the renewal of the licenses which may at any time revoke, suspend, condition, limit or restrict a license for any cause deemed reasonable by the issuing agency. Officers, directors and key employees of the Company must be approved by the Nevada Control Board and licensed by the Nevada Commission and Clark County Board.


NOTE 16 - UNAUDITED PRO FORMA DATA

   Prior to the Reorganization, the Company operated as individual partnerships which did not pay federal income taxes. The partners of Gold Coast and Barbary Coast were taxed on their proportionate share of each of their respective partnership's taxable income or loss. The pro forma provision for income taxes and the related pro forma net income and pro forma net income per common share are unaudited and reflect adjustments to income taxes assuming that the change in corporate income tax status occurred as of January 1, 1994.

                                                                      SCHEDULE I


                      COAST RESORTS, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF THE COMPANY


The following condensed financial statements reflect the parent company (Coast Resorts, Inc.) only, accounting for its wholly owned subsidiaries on the equity method of accounting. All footnote disclosures have been omitted since the information has been included in the Company's consolidated financial statements included elsewhere in this Form 10-K.


                              COAST RESORTS, INC.
                             (PARENT COMPANY ONLY)

                                 BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                           DECEMBER 31,   DECEMBER 31,
                                           ------------   -------------
                                               1995           1996
                                           ------------   -------------
                 ASSETS
CURRENT ASSETS:
Cash and cash equivalents...............        $     3        $     3
                                                -------        -------
  TOTAL CURRENT ASSETS..................              3              3
                                                -------        -------
INVESTMENT IN SUBSIDIARIES..............         42,888         99,102
                                                -------        -------
                                                $42,891        $99,105
                                                =======        =======

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to affiliates.......................              3             56
                                                -------        -------
  TOTAL CURRENT LIABILITIES.............        $     3        $    56
                                                -------        -------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value,
 500,000 shares authorized, none issued
 and outstanding........................             --
Common stock, $.01 par value, 2,000,000
 shares authorized, 1,000,000
 (1995) and 1,494,353 (1996)
 issued and outstanding.................             10             15
Additional paid-in capital..............         19,340         95,398
Retained earnings.......................         23,538          3,636
                                                -------        -------
  TOTAL STOCKHOLDERS' EQUITY............         42,888         99,049
                                                -------        -------
                                                $42,891        $99,105
                                                =======        =======


                              COAST RESORTS, INC.
                             (PARENT COMPANY ONLY)
                              STATEMENTS OF INCOME
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                  Year Ended December 31,
                                           ------------------------------------
                                              1994         1995         1996
                                           ----------   ----------   ----------
Equity interest in income from             $   14,963   $   13,780   $    3,689
 subsidiaries...........................
General and administrative expenses.....           --           --           81
Income before income taxes..............       14,963       13,780        3,608
Income tax provision (benefit)..........           --           --          (28)

                                           ----------   ----------   ----------
NET INCOME..............................   $   14,963   $   13,780   $    3,636
                                           ==========   ==========   ==========
Net income per share of common stock....   $       --   $       --   $     2.47


Weighted average common shares
 outstanding............................           --           --    1,472,472


UNAUDITED PRO FORMA DATA (reflecting
 reorganization and change in tax
  status of subsidiaries):
Income before income taxes..............   $    9,712   $    8,957   $    6,108

Provision (benefit) for income taxes....           --           --          (28)
Net income..............................   $    9,712   $    8,957   $    6,136
                                           ==========   ==========   ==========
Net income per share of common stock....   $     9.71   $     8.96   $     4.17
                                           ==========   ==========   ==========
Weighted average common shares              1,000,000    1,000,000    1,472,472
 outstanding............................   ==========   ==========   ==========

                              COAST RESORTS, INC.
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)



                                                YEAR ENDED DECEMBER 31,
                                           ---------------------------------
                                             1994        1995        1996
                                           ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................   $ 14,963    $ 13,780    $  3,636
                                           --------    --------    --------
  ADJUSTMENTS TO RECONCILE NET INCOME
    TO NET CASH PROVIDED BY OPERATING
    ACTIVITIES:
     Equity interest in net income from
      subsidiaries......................    (14,963)    (13,780)     (3,689)
     Net increase due from affiliates...         --          --          53
                                           --------    --------    --------
        TOTAL ADJUSTMENTS...............    (14,963)    (13,780)     (3,636)
                                           --------    --------    --------
        NET CASH PROVIDED BY
          OPERATING ACTIVITIES..........         --          --          --
                                           --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock         --           4          --
  Cash used to purchase subsidiaries'            --          (1)         --
   stock................................   --------    --------    --------
        NET CASH USED BY FINANCING
          ACTIVITIES....................         --           3          --
                                           --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS............................         --           3          --
                                           --------    --------    --------
CASH AND CASH EQUIVALENTS, at beginning
 of year................................         --          --           3
                                           --------    --------    --------
CASH AND CASH EQUIVALENTS, at end of
 year...................................   $     --    $      3    $      3
                                           ========    ========    ========

                                                                     SCHEDULE II


                      COAST RESORTS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                (IN THOUSANDS)

                                                                     ADDITIONS
                                                                     ---------
                                    BALANCE AT         CHARGED TO COSTS       CHARGED TO OTHER                     BALANCE AT END OF

DESCRIPTION                      BEGINNING OF YEAR       AND EXPENSES             ACCOUNTS         DEDUCTIONS(A)          YEAR
------------------------------------------------------------------------------------------------------------------------------------


 Allowance for doubtful accounts
      Year ended December
       31, 1994                      $143                    $452                     --$        $213                    $382
                                    =====                   =====                    ====       =====                   =====
      Year ended December
       31, 1995                      $382                    $423                     --$        $431                    $374
                                    =====                   =====                    ====       =====                   =====
      Year ended December
       31, 1996                      $374                    $ 94                     --$        $ 89                    $379
                                    =====                   =====                    ====       =====                   =====

(A) Accounts written off