Form 10-Q
period 1997-03-31
COAST RESORTS INC
filed 1997-05-15
CIK 1001865

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


         For the Quarterly Period Ended March 31, 1997

OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from                    to
                                       --------------------  -------------------
Commission file number 0-26922

                              COAST RESORTS, INC.

            (Exact name of registrant as specified in its charter)


Nevada                                              88-0345704
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      identification number)

4500 West Tropicana Ave., Las Vegas, Nevada         89103
(Address of principal executive offices)            (Zip code)

                                (702) 365-7000
             (Registrant's telephone number, including area code)

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
                                               Yes  X    No
                                                  ------   ------
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of Common Stock outstanding as of March 31, 1997: 1,494,352.94

================================================================================

Item 1.  Financial Statements.

                     COAST RESORTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands, except share data)
                                  (Unaudited)

                                                                               March 31,   December 31,
                                                                                  1997         1996
                                                                              -----------  -----------
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $ 38,237   $ 61,567
  Accounts receivable, net                                                          4,003      3,659
  Other current assets                                                             16,101     13,660
                                                                                 --------   --------
    TOTAL CURRENT ASSETS                                                           58,341     78,886
PROPERTY AND EQUIPMENT, net                                                       285,291    286,580
OTHER ASSETS                                                                        6,429      6,780
                                                                                 --------   --------
                                                                                 $350,061   $372,246
                                                                                 ========   ========
                                LIABILITIES AND
                             STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable............................................................   $  6,383   $ 13,479
  Accrued liabilities.........................................................     28,636     23,864
  Construction accounts payable...............................................      5,634     23,517
  Current portion of long-term debt...........................................      7,639      6,781
                                                                                 --------   --------
    TOTAL CURRENT LIABILITIES.................................................     48,292     67,641

LONG-TERM DEBT, less current portion..........................................    193,107    195,764
DEFERRED RENT.................................................................      5,949      4,929
OTHER LIABILITIES.............................................................      5,757      4,863
                                                                                 --------   --------
TOTAL LIABILITIES.............................................................    253,105    273,197
                                                                                 --------   --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 10,000,000 (1997) and 500,000
  (1996) shares authorized, no shares issued and outstanding                           --         --
  Common Stock, $.01 par value, 75,000,000 (1997) and 2,000,000
  (1996) shares authorized, 1,494,353 shares issued and outstanding                    15         15
  Additional paid - in capital.................................................    95,398     95,398
  Retained earnings............................................................     1,543      3,636
                                                                                 --------   --------
    TOTAL STOCKHOLDERS' EQUITY.................................................    96,956     99,049
                                                                                 --------   --------
                                                                                 $350,061   $372,246
                                                                                 ========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     COAST RESORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 1997 and 1996
                 (amounts in thousands, except per share data)
                                  (Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                -----------------------------------
                                                      1997              1996
                                                ----------------- -----------------
OPERATING REVENUES:
    Casino ......................................   $    51,901    $    35,919
    Food and beverage ...........................        15,279          9,880
    Hotel .......................................         7,046          3,521
    Other .......................................         4,473          2,451
                                                    -----------    -----------
       GROSS OPERATING REVENUES .................        78,699         51,771
    Less:  promotional allowances ...............        (6,320)        (4,359)
                                                    -----------    -----------
       NET OPERATING REVENUES ...................        72,379         47,412
                                                    -----------    -----------

OPERATING EXPENSES:
    Casino ......................................        27,712         16,939
    Food and beverage ...........................        12,817          7,404
    Hotel .......................................         2,989          1,680
    Other .......................................         3,717          1,871
    General and administrative ..................        16,807          9,279
    Deferred rent ...............................         1,019            440
    Depreciation and amortization ...............         4,719          1,760
                                                    -----------    -----------
TOTAL OPERATING EXPENSES ........................        69,780         39,373
                                                    -----------    -----------
       OPERATING INCOME .........................         2,599          8,039
                                                    -----------    -----------
OTHER INCOME (EXPENSES)
    Interest expense ............................        (6,480)        (4,306)
    Interest income .............................            98            963
    Interest capitalized ........................            --            701
    Gain on disposal of assets ..................           829             --
                                                    -----------    -----------
TOTAL OTHER INCOME (EXPENSES) ...................        (5,553)        (2,642)
                                                    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAX PROVISION .......        (2,954)         5,397
                                                    -----------    -----------
INCOME TAX (BENEFIT) PROVISION ..................          (861)         4,389
                                                    -----------    -----------
NET INCOME (LOSS) ...............................   $    (2,093)   $     1,008
                                                    ===========    ===========

NET INCOME (LOSS) PER SHARE OF COMMON STOCK......   $     (1.40)   $      0.72
                                                    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.......     1,494,353      1,407,434
                                                    ===========    ===========

PRO FORMA DATA (reflecting change in tax status):
    Provision for income taxes ..................          (861)         1,889
                                                    -----------    -----------
    Net income (loss) ...........................   $    (2,093)   $     3,508
                                                    ===========    ===========
     Net income (loss) per share of common stock.   $     (1.40)   $      2.49
                                                    ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     COAST RESORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For The Three Months Ended March 31, 1997 and 1996
                            (amounts in thousands)
                                  (Unaudited)


                                                                                       Three Months Ended
                                                                                          March 31,
                                                                                   ----------------------
                                                                                     1997         1996
                                                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)............................................................. $  (2,093)   $   1,008
                                                                                 ---------    ---------
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
   CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization...............................................     4,719        1,760
    Provision for bad debts.....................................................        61           --
    Gain on disposal of assets..................................................      (829)          --
    Other non-cash expenses.....................................................     1,163        3,026
    Changes in assets and liabilities:
    Net increase in accounts receivable and other assets........................    (1,945)      (1,756)
    Net increase (decrease) in accounts payable and accrued liabilities.........    (2,320)       1,987
                                                                                 ---------    ---------
 TOTAL ADJUSTMENTS..............................................................       849        5,017
                                                                                 ---------    ---------
 NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES............................    (1,244)       6,025
                                                                                 ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..........................................................   (21,215)     (13,682)
  Proceeds from disposal of assets..............................................     1,072           --
  Net additions to restricted cash equivalents..................................        --     (123,523)
                                                                                 ---------    ---------
  NET CASH USED IN INVESTING ACTIVITIES.........................................   (20,143)    (137,205)
                                                                                 ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt,
   net of discounts and commissions.............................................        --      164,124
  Principal payments on long-term debt..........................................    (1,943)        (586)
  Proceeds from borrowings under bank line of credit............................        --        1,045
  Principal payments on bank line of credit.....................................        --      (29,200)
  Payments for debt issue costs.................................................        --         (716)
                                                                                 ---------    ---------
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES...........................    (1,943)     134,667
                                                                                 ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................   (23,330)       3,487
CASH AND CASH EQUIVALENTS, at beginning of year.................................    61,567       14,543
                                                                                 ---------    ---------
CASH AND CASH EQUIVALENTS, at end of period.....................................   $38,237    $  18,030
                                                                                 =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     COAST RESORTS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BACKGROUND INFORMATION AND BASIS OF PRESENTATION

Background Information

         Coast Resorts, Inc. ("Coast Resorts" or the "Company") is a Nevada corporation and serves as a holding company for Coast Hotels and Casinos, Inc. ("Coast Hotels") and Coast West, Inc. ("Coast West"). Through Coast Hotels, the Company owns and operates the following Las Vegas hotel-casinos:

      .  Gold Coast Hotel and Casino, approximately one mile west of the Las
          Vegas Strip on Flamingo Road.

      .  Barbary Coast Hotel and Casino, located on the Las Vegas Strip.

      . The Orleans Hotel and Casino, located approximately one mile west of the Las Vegas Strip on Tropicana Avenue.

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

                     COAST RESORTS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BACKGROUND INFORMATION AND BASIS OF PRESENTATION
    (Continued)

Basis of Presentation

         The accompanying financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 1996. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results for the interim period have been included. The interim results reflected in the unaudited financial statements are not necessarily indicative of expected results for the full year.



NOTE 2 - CONSTRUCTION COMMITMENTS

         In the first quarter of 1997, the Company began construction of Phase Two of The Orleans. The project, expected to cost $35 to $40 million, will include twelve movie theaters, a child care facility, additional restaurants, gaming facilities and space for live entertainment. In addition, the Company began construction in the first quarter of a new restaurant at the Barbary Coast, estimated to cost $1.3 million. As of March 31, 1997, the Company had expended $3.6 million and $.1 million, respectively, related to the two construction projects.



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

         The pro forma provision for income taxes and the related pro forma net income reflect adjustments to income taxes assuming that the recognition of net deferred tax liabilities occurred prior to January 1, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         The following table sets forth, for the periods indicated, certain financial information regarding the results of operations of the Company:

                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                      1997             1996
                                                      ----             ----
Net Operating Revenues:
Gold Coast .................................         $ 32,527          $ 35,714
Barbary Coast ..............................           12,461            11,698
The Orleans ................................           27,391                --
                                                     --------          --------
                                                     $ 72,379          $ 47,412
                                                     ========          ========

Operating Income (Loss):
Gold Coast .................................         $  6,351          $  8,594
Barbary Coast ..............................              820               962
The Orleans ................................           (2,481)               --
Corporate Expenses .........................           (2,091)           (1,517)
                                                     --------          --------
                                                     $  2,599          $  8,039
                                                     ========          ========

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Coast Resorts, Inc.

         Net operating revenues for the Company were $72.4 million in the first quarter of 1997 compared to $47.4 million in the first quarter of 1996, an increase of 52.7% due to the first full quarter of operations of the Company's newest hotel-casino, The Orleans. Operating income was $2.6 million in the quarter ended March 31, 1997 compared to $8.0 million in the same quarter in 1996, primarily as a result of an operating loss of $2.5 million at The Orleans, as well as a decline in operating income at the Gold Coast and Barbary Coast. The Company experienced a net loss of $2.1 million in the first quarter of 1997 compared to net income of $1.0 million in the same period in 1996, reflecting the net operating loss at The Orleans as well as an increase in net interest expense of $3.7 million.

Coast Hotels and Casinos, Inc.

         Net loss for the Company's operating subsidiary, Coast Hotels, was $1.6 million for the first quarter of 1997, compared to net income of $1.3 million for the same period in 1996. The decrease was primarily due to the net loss at the Company's newest hotel-casino, The Orleans, which was in its first full quarter of operations. As is more fully described below, The Orleans experienced lower than expected revenues in the quarter, as well as significant expenses which management believes are attributable to the start-up nature of the property. Additionally, net loss for the quarter was impacted by a $3.7 million increase in net interest expense over the same period in 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Gold Coast. Net operating revenues at the Gold Coast were $32.5 million for the quarter ended March 31, 1997, a decrease of 8.9% over net revenues of $35.7 million in the first quarter of 1996. (Percentages are actual and are not adjusted for rounding.) The decreased revenues were primarily the result of a lower win percentage in keno and the sports book, as well as lower revenues in most other areas which management attributes to the openings of new casinos (including The Orleans) and expanded capacity in others. Casino revenues at the Gold Coast were $23.8 million in the quarter ended March 31, 1997 compared to $26.7 million in the same period in 1996, a decrease of 10.8% largely attributable to lower win percentages in keno and the sports book resulting in revenue decreases of 45.4% and 68.6%, respectively. Additionally, slot revenues declined by 7.6% as a result of lower customer wagering volume. Hotel revenues increased 4.1% over the first quarter of 1996 as an increase in the average room rate was partially offset by a 12.3% decrease in room occupancy. Food and beverage revenues decreased 11.6% as a result of lower customer volume.

         Operating income at the Gold Coast was $6.4 million in the first quarter, a decrease of 26.1% from first quarter 1996 operating income of $8.6 million. A decrease in operating expenses of 3.5% related to lower customer volume was offset by the decrease in revenues discussed above.

         Barbary Coast. Net operating revenues at the Barbary Coast were $12.5 million in the quarter ended March 31, 1997, an increase of 6.5% over first quarter 1996 revenues of $11.7 million. Casino revenues increased 8.1%, primarily as a result of increased race book revenues attributable to higher wagering volume. The race book revenues were partially offset by lower win percentages in keno and the sports book. Food and beverage revenues decreased 8.4%, primarily as a result of lower customer volume, which management attributes to decreased foot traffic as the January opening of the New York, New York Hotel and Casino focused more tourist attention on the south end of the Las Vegas Strip. Hotel and other revenues remained relatively flat compared to the first quarter of 1996.

         Operating income at the Barbary Coast declined 14.8% in the quarter ended March 31, 1997, primarily as a result of increased promotional and marketing expenses related to the increased casino revenues. Other operating expenses in the first quarter remained relatively flat compared to the first quarter of 1996.

         The Orleans. Net operating revenues at The Orleans were $27.4 million in the three months ended March 31, 1997, the first full quarter of operations for the hotel-casino which opened December 18, 1996. Casino revenues were $18.1 million in the quarter, as The Orleans experienced lower than anticipated wagering volume. Food and beverage, hotel and other revenues were also below management expectations in the first quarter.

         First quarter operating loss at The Orleans was $2.5 million, primarily as a result of lower than expected revenues, as well as the high payroll and marketing costs associated with a new gaming operation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Coast West, Inc.

         Coast West, Inc. has no operations but holds a lease on approximately fifty acres of land held for possible future development. The net loss before income tax benefit for Coast West was $968,000 in the first quarter of 1997 compared to $955,000 in 1996. Lease expense was $955,000 for each of the quarters ended March 31, 1997 and 1996 (including $425,000 and $440,000 in deferred rent, respectively).


Liquidity and Capital Resources

         The Company's principal sources of liquidity have consisted of cash provided by operating activities and, until termination of a bank credit facility in January 1996, bank financing. On January 30, 1996, the Company issued $175.0 million principal amount of 13% first mortgage notes due 2002 ("First Mortgage Notes"). The net proceeds from the issuance, after deducting discounts and commissions, were approximately $164.1 million. Of that amount, approximately $29.2 million was used by the Company to repay all outstanding indebtedness under the Company's revolving credit facility, which was terminated, $19.3 million was deposited into an escrow account to fund the Company's first two semi-annual interest payments on the First Mortgage Notes, and approximately $114.8 million was applied to the cost of developing The Orleans. The balance of approximately $800,000 was used to pay, in part, the offering expenses of approximately $2.4 million. Additionally, approximately $30 million of equipment at The Orleans was financed through capital leases. The Company is permitted by the indenture pursuant to which the First Mortgage Notes were issued to borrow up to an additional $20 million for working capital purposes.

         The Company's consolidated cash requirements, in addition to debt service on the First Mortgage Notes and equipment capital leases, include land lease payments for its properties, ongoing maintenance capital expenditures at its existing facilities and periodic enhancements to those facilities. The Company's capital expenditures (exclusive of those associated with the development and construction of The Orleans) for 1996 were approximately $6.2 million, most of which related to normal maintenance capital expenditures. Management expects that maintenance capital expenditures for 1997 will be approximately $7.0 million. In the first quarter of 1997, the Company began construction of Phase Two of The Orleans. The project, expected to cost $35 to $40 million, will include twelve movie theaters, a child care facility, additional restaurants, gaming facilities and space for live entertainment. In addition, the Company began construction in the first quarter of a new restaurant at the Barbary Coast, estimated to cost $1.3 million. The Company expects to finance the capital projects with existing cash reserves, on-going cash from operations and, if necessary, debt and/or equity financing. No assurance can be given that cash from operations, in combination with cash reserves, will be sufficient for the second phase of The Orleans and the Barbary Coast restaurant, or that debt and/or equity financing, if necessary, will be obtainable.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Forward Looking Statements

         The statements in this Management's Discussion and Analysis which are not historical fact are forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements are subject to risks and uncertainties, including, but not limited to increased competition, both in Nevada and other jurisdictions, dependence on the Las Vegas area and the Southern California region for a majority of the Company's customers and uncertainties associated with construction projects, including the related disruption of operations and the availability of financing, if necessary.





Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable

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

          None.

Item 5:  Other Information.
         -----------------

          None.

Item 6:  Exhibits and Reports on Form 8-K:
         --------------------------------

          (a)     Exhibits.

                  27.      Financial Data Schedule.

          (b)     Reports on Form 8-K.

                  There were no reports filed on Form 8-K during the three months ended March 31, 1997.

SIGNATURES
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 1997          COAST RESORTS, INC., a Nevada corporation


                             By:  /s/ Gage Parrish
                                ---------------------------------------------
                                      Gage Parrish
                                      Vice President and Chief Financial Officer