Form 10-Q
period 1997-06-30
COAST RESORTS INC
filed 1997-08-14
CIK 1001865

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934


     For the Quarterly Period Ended June 30, 1997

OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

     For the Transition Period from __________________ to ____________________

Commission file number 0-26922

                              COAST RESORTS, INC.

            (Exact name of registrant as specified in its charter)


               NEVADA                                 88-0345704
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     identification number)


4500 WEST TROPICANA AVENUE, LAS VEGAS, NEVADA              89103
  (Address of principal executive offices)               (Zip code)

                                (702) 365-7000
             (Registrant's telephone number, including area code)

                                     None
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X   No
                                                  ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Shares of Common Stock outstanding as of June 30, 1997:  1,494,352.94

================================================================================

ITEM 1.  FINANCIAL STATEMENTS.

                      COAST RESORTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands, except share data)
                                  (UNAUDITED)

                                                       JUNE 30, DECEMBER 31,
                                                         1997      1996
                                                       -------- ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents.........................  $ 20,629     $ 53,382
   Restricted cash equivalents, in escrow account....        --        8,185
   Accounts receivable, net..........................     4,142        3,659
   Other current assets..............................    16,422       13,660
                                                       --------     --------
   TOTAL CURRENT ASSETS..............................    41,193       78,886
PROPERTY AND EQUIPMENT, net..........................   292,498      286,580
OTHER ASSETS.........................................     6,147        6,780
                                                       --------     --------
                                                       $339,838     $372,246
                                                       ========     ========
LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable..................................  $  7,535     $ 36,996
   Accrued liabilities...............................    26,956       23,864
   Current portion of long-term debt.................     7,561        6,781
                                                       --------     --------
   TOTAL CURRENT LIABILITIES.........................    42,052       67,641
                                                       --------     --------
LONG-TERM DEBT, less current portion.................   191,427      195,764
                                                       --------     --------
DEFERRED RENT........................................     6,968        4,929
                                                       --------     --------
OTHER LIABILITIES....................................     4,250        4,863
                                                       --------     --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value, 500,000 shares
     authorized, no shares issued and outstanding....        --           --
   Common Stock, $.01 par value, 2,000,000 shares
     authorized, 1,494,353 shares issued
     and outstanding.................................        15           15
   Additional paid - in capital......................    95,398       95,398
   Retained earnings (deficit).......................      (272)       3,636
                                                       --------     --------
   TOTAL STOCKHOLDERS' EQUITY........................    95,141       99,049
                                                       --------     --------
                                                       $339,838     $372,246
                                                       ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      COAST RESORTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                 (amounts in thousands, except per share data)
                                  (UNAUDITED)

                                                       Three Months Ended           Six Months Ended
                                                            JUNE 30,                    JUNE 30,
                                                 -------------------------------------------------------
                                                       1997          1996          1997          1996
                                                    -----------   -----------   -----------   -----------
OPERATING REVENUES:
 Casino..........................................   $   51,679    $   35,380    $  103,581    $   71,300
 Food and beverage...............................       14,903         9,510        30,183        19,389
 Hotel...........................................        7,288         3,496        14,336         7,017
 Other...........................................        4,714         2,463         9,188         4,914
                                                    ----------    ----------    ----------    ----------
   GROSS OPERATING REVENUES......................       78,584        50,849       157,288       102,620
 Less:  promotional allowances...................       (6,251)       (4,061)      (12,571)       (8,420)
                                                    ----------    ----------    ----------    ----------
   NET OPERATING REVENUES........................       72,333        46,788       144,717        94,200
                                                    ----------    ----------    ----------    ----------
OPERATING EXPENSES:
 Casino..........................................       27,461        16,903        55,174        33,842
 Food and beverage...............................       12,404         7,268        25,222        14,672
 Hotel...........................................        3,141         1,806         6,131         3,485
 Other...........................................        3,878         1,827         7,596         3,698
 General and administrative......................       15,769         9,442        32,575        18,723
 Deferred rent...................................        1,019           440         2,039           880
 Depreciation and amortization...................        4,764         1,861         9,485         3,622
                                                    ----------    ----------    ----------    ----------
TOTAL OPERATING EXPENSES.........................       68,436        39,547       138,222        78,922
                                                    ----------    ----------    ----------    ----------
   OPERATING INCOME..............................        3,897         7,241         6,495        15,278
                                                    ----------    ----------    ----------    ----------
OTHER INCOME (EXPENSES)
 Interest expense................................       (6,550)       (5,870)      (13,030)      (10,177)
 Interest income.................................           --         1,484            98         2,447
 Interest capitalized............................           --         1,530            --         2,231
 Gain on disposal equipment and securities.......           --             2           829             2
                                                    ----------    ----------    ----------    ----------
TOTAL OTHER INCOME (EXPENSES)....................       (6,550)       (2,854)      (12,103)       (5,497)
                                                    ----------    ----------    ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES................       (2,653)        4,387        (5,608)        9,781
                                                    ----------    ----------    ----------    ----------
INCOME TAX PROVISION (BENEFIT)...................         (839)        1,535        (1,700)        5,924
                                                    ----------    ----------    ----------    ----------
NET INCOME (LOSS)................................   $   (1,814)   $    2,852    $   (3,908)   $    3,857
                                                    ==========    ==========    ==========    ==========
NET INCOME (LOSS) PER SHARE OF COMMON STOCK......   $    (1.21)   $     1.91    $    (2.62)   $     2.66
                                                    ==========    ==========    ==========    ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.......    1,494,353     1,494,353     1,494,353     1,450,893
                                                    ==========    ==========    ==========    ==========
PRO FORMA DATA (reflecting change in tax status):
 Income tax provision (benefit)..................         (839)        1,535        (1,700)        3,423
                                                    ----------    ----------    ----------    ----------
 Net income (loss)...............................   $   (1,814)   $    2,852    $   (3,908)   $    6,358
                                                    ==========    ==========    ==========    ==========
 Net income (loss) per share of common stock.....       $(1.21)        $1.91        $(2.62)        $4.38
                                                    ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      COAST RESORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                           Six Months Ended
                                                                               June 30,
                                                                       ------------------------
                                                                          1997          1996
                                                                       -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).....................................................  $  (3,908)    $   3,857
                                                                         ---------     ---------
 ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Depreciation and amortization.......................................      9,485         3,622
   Provision for bad debts.............................................         23            38
   Gain on disposal of assets..........................................       (829)           (2)
   Deferred income taxes...............................................         16         2,500
   Other non-cash expenses.............................................      2,334         1,097
   Changes in assets and liabilities:
     Net increase in accounts receivable and other assets..............     (3,814)       (2,003)
     Net decrease in accounts payable and accrued
      liabilities......................................................     (7,404)         (977)
                                                                         ---------     ---------
 TOTAL ADJUSTMENTS.....................................................       (189)        4,275
                                                                         ---------     ---------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES...................     (4,097)        8,132
                                                                         ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures..................................................    (34,077)      (42,807)
 Proceeds from disposal of assets......................................      1,088            20
 Net additions to restricted cash equivalents..........................         --       (91,137)
                                                                         ---------     ---------
 NET CASH USED IN INVESTING ACTIVITIES.................................    (32,989)     (133,924)
                                                                         ---------     ---------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt,
   net of discounts and commissions....................................         --       164,124
 Principal payments on long-term debt..................................     (3,852)       (1,181)
 Proceeds from borrowings under bank line of credit....................         --         1,045
 Principal payments on bank line of credit.............................         --       (29,200)
 Payments for debt issue costs.........................................         --        (1,236)
                                                                         ---------     ---------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        (3,852)      133,552
                                                                         ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (40,938)        7,760
CASH AND CASH EQUIVALENTS, at beginning of year........................     61,567        14,543
                                                                        ----------     ---------
CASH AND CASH EQUIVALENTS, at end of period............................ $   20,629     $  22,303
                                                                        ==========     =========

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND INFORMATION AND BASIS OF PRESENTATION

Background Information

     Coast Resorts, Inc. ("Coast Resorts" or the "Company") is a Nevada corporation and serves as a holding Company for Coast Hotels and Casinos, Inc. ("Coast Hotels") and Coast West, Inc. ("Coast West"). Through Coast Hotels, the Company owns and operates the following Las Vegas hotel-casinos:

     - Gold Coast Hotel and Casino, approximately one mile west of the Las Vegas Strip on Flamingo Road.
     - Barbary Coast Hotel and Casino, located on the Las Vegas Strip.
     - The Orleans Hotel and Casino, located approximately one mile west of the Las Vegas Strip on Tropicana Avenue.

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


NOTE 2 - CONSTRUCTION COMMITMENTS

     In the first quarter of 1997, Coast Hotels began construction of Phase
Two of The Orleans. The project, expected to cost $35 to $40 million, will include twelve movie theaters, a child care facility, additional restaurants, gaming facilities and space for live entertainment. In addition, the Company began construction in the first quarter of 1997 of a new restaurant at the Barbary Coast, estimated to cost $1.3 million. As of June 30, 1997, the Company had expended $8.6 million and $812,000, respectively, related to the two construction projects.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF   FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS


Results of Operations

     The following table sets forth, for the periods indicated, certain financial information regarding the results of operations of the Company:


                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                              JUNE 30,                 JUNE 30,
                                    -------------------------   --------------------------
                                       1997           1996          1997          1996
                                    -----------   -----------   -----------   ------------
Net Operating Revenues:
Gold Coast                           $   31,427      $ 35,055      $ 63,955       $ 70,768
Barbary Coast                            10,176        11,733        22,639         23,432
The Orleans                              30,730            --        58,123             --
                                    -----------    ----------    ----------     ----------
                                    $    72,333    $   46,788    $  144,717     $   94,200
                                    ===========    ==========    ==========     ==========

OPERATING INCOME (LOSS):
Gold Coast                          $     5,674    $    7,727     $  12,025     $   16,317
Barbary Coast                              (898)        1,260           (79)         2,224
The Orleans                               1,264            --        (1,217)            --
Corporate Expenses                       (2,143)       (1,746)       (4,234)        (3,263)
                                    -----------     ---------     ----------    ----------
                                    $     3,897     $   7,241     $    6,495    $   15,278
                                    ===========     =========     ==========    ==========

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996 and Six Months ended June 30, 1997 Compared to Six Months Ended June 30, 1996

COAST RESORTS, INC.

     Net revenues for the Company were $72.3 million in the second quarter of 1997 compared to $46.8 million in the second quarter of 1996, an increase of $25.5 million (54.6%), and were $144.7 million in the six months ended June 30, 1997 compared to $94.2 million for the same period in 1996, an increase of $50.5 million (53.6%). The increased revenues were due to the opening of the Company's newest hotel-casino, The Orleans, in December 1996. Operating income was $3.9 million in the quarter ended June 30, 1997 compared to $7.2 million in the same quarter in 1996 and $6.5 million in the six month period ended June 30, 1997 compared to $15.3 million in 1996. The decline was due to lower revenues at the Gold Coast and Barbary Coast, as well as lower-than-expected results at The Orleans. The Company had a net loss of $1.8 million in the second quarter of 1997 compared to net income of $2.9 million in the second quarter of 1996. In the six months ended June 30, 1997, the Company experienced a net loss of $3.9 million compared to net income of $3.9 million in the same period in 1996. The losses were primarily a result of the lower operating income at the Company's hotel-casinos (discussed below) as well as increased net interest expense (a portion of interest was capitalized in 1996 during the construction of The Orleans).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF   FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS  (CONTINUED)


Coast Hotels and Casinos, Inc.

     Net revenues for the Company's operating subsidiary, Coast Hotels and Casinos, Inc., were $72.3 million in the quarter ended June 30, 1997, an increase of $25.5 million (54.6%) over revenues of $46.8 million in the same quarter in 1996. For the six months ended June 30, 1997, net revenues were $144.7 million, an increase of $50.5 million over revenues of $94.2 million in the first six months of 1996. The increases were due to the opening of the Company's newest hotel-casino, The Orleans, in December 1996.

     Operating income for Coast Hotels decreased to $4.4 million in the quarter ended June 30, 1997 compared to $7.7 million in the second quarter of 1996. For the first six months of 1997, operating income decreased to $7.4 million compared to $16.2 million in the same period in 1996. The decreases were primarily due to lower-than-expected results at the Company's newest hotel-casino, the Orleans, as well as decreases at the Company's other two hotel-casinos, the Gold Coast and the Barbary Coast (discussed below).

     Net loss for the quarter ended June 30, 1997 was $2.0 million compared to net income of $3.1 million in the quarter ended June 30, 1996. For the first six months of 1997 net loss was $3.6 million compared to net income of $4.4 million in the first six months of 1996. The decreases were due to increased interest expense as well as the lower-than-expected operating results at the Company's three hotel-casinos described below.


     Gold Coast.  Net revenues for the Gold Coast Hotel and Casino declined in
     ----------
the three months and six months ended June 30, 1997 compared to revenues in the same periods in 1996. For the three months ended June 30, 1997, net revenues were $31.4 million compared to $35.1 million in 1996, a decrease of $3.7 million (10.4%). For the six months ended June 30, 1997, net revenues were $64.0 million compared to $70.8 million in 1996, a decrease of $6.8 million (9.6%). Compared to 1996, casino revenues declined $3.0 million in the second quarter and $5.9 million in the first six months, due to lower customer wagering volume and low win percentages. Food and beverage business decreased causing revenues to decline $972,000 in the second quarter and $1.8 million in the first six months of 1997, down 13.6% and 12.6%, respectively, compared to the same two periods in 1996. Management attributes the overall revenue decline at the Gold Coast to the openings of new casinos (including The Orleans) and expanded capacity in others. Due to the lower revenues, operating income at the Gold Coast was $5.7 million in the second quarter of 1997 compared to $7.7 million in the second quarter of 1996. For the six months ended June 30, 1997, Gold Coast operating income was $12.0 million compared to $16.3 million in 1996.

     Barbary Coast.  Net revenues for the Barbary Coast Hotel and Casino were
     -------------
$10.2 million in the second quarter of 1997 compared to $11.7 million in the same period in 1996, a decrease of 13.3%. For the first six months of 1997, net revenues were $22.6 million, a 3.4% decrease from revenues of $23.4 million in the first half of 1996. The lower revenues

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF   FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS  (CONTINUED)



were primarily due to casino revenues which declined $1.6 million (17.2%) in the second quarter of 1997 compared to the second quarter of 1996, and declined $875,000 (4.7%) in the first half of 1997 compared to the first half of 1996. Second quarter table games revenues declined $2.4 million (50.9%) compared to 1996 and for the first six months table games revenues declined $2.5 million (29.0%) compared to 1996. The lower table games revenues were due to a decrease in customer wagering volume (11.8% in the second quarter and 7.6% for the first half of 1997) and to a low table games win percentage. Due to the lower revenues, the Barbary Coast experienced an operating loss of $898,000 in the quarter ended June 30, 1997 compared to operating income of $1.3 million in 1996. For the first six months of 1997, the Barbary Coast had an operating loss of $79,000 compared to operating income of $2.2 million in the first half of 1996.

     The Orleans.  The three months ended June 30, 1997 was the second full
     -----------
quarter of operations for the hotel-casino which opened December 18, 1996. Net operating revenues for the three months and six months ended June 30, 1997 were $30.7 million and $58.1 million, respectively. Operating income was $1.3 million in the second quarter of 1997 compared to an operating loss of $2.5 million in the first quarter. The increase was primarily due to a 15.4% increase in casino revenues.


COAST WEST, INC.

     Coast West, Inc. has no operations but holds a lease on approximately fifty acres of land held for possible future development. The net losses for Coast West for the three months and six months ended June 30, 1997 were $956,000 and $1.9 million, respectively, due entirely to rent expense on the leased land.
Net losses for the three months and six months ended June 30, 1996 were $955,000 and $1.9 million, respectively.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (continued)

     On January 30, 1996, Coast Hotels issued $175.0 million principal amount of First Mortgage Notes to finance, in part, the development, construction, equipping and opening of The Orleans. The net proceeds from the issuance, after deducting discounts and commissions, were approximately $164.1 million. Of that amount, (i) approximately $114.8 million was deposited in a construction disbursement account for use by Coast Hotels to finance in part The Orleans,
(ii) approximately $19.3 million was used by Coast Hotels to purchase U.S. Government Obligations which were deposited into an interest escrow account to fund the interest payable on the First Mortgage Notes through December 15, 1996 and (iii) approximately $29.2 million was used by Coast Hotels to repay all outstanding indebtedness under its revolving credit facility, which was terminated upon repayment. The balance of approximately $800,000 was used to pay, in part, the offering expenses of approximately $2.4 million. Coast Hotels also financed approximately $30 million of equipment for the Orleans project through capital lease financing. Coast Hotels is permitted by the indenture pursuant to which the First Mortgage Notes were issued to borrow up to an additional $20 million for working capital purposes.

     The Company's consolidated cash requirements, in addition to debt service on the First Mortgage Notes and equipment capital leases, include land lease payments for its properties, ongoing maintenance capital expenditures at its existing facilities and periodic enhancements to those facilities. The Company's capital expenditures (exclusive of those associated with the development and construction of The Orleans) for 1996 were approximately $6.2 million, most of which related to normal maintenance capital expenditures. Management expects that maintenance capital expenditures for 1997 will be approximately $7.0 million. In the first quarter of 1997, the Company began construction of Phase Two of The Orleans. The project, expected to cost $35 to $40 million, will include twelve movie theaters, a child care facility, additional restaurants, gaming facilities and space for live entertainment. In addition, the Company began construction in the 1997 first quarter of a new restaurant at the Barbary Coast, estimated to cost $1.3 million. The Company expects to finance the capital projects with existing cash reserves, cash from operations and, if necessary, debt and/or equity financing. No assurance can be given that cash from operations, in combination with cash reserves, will be sufficient for the second phase of The Orleans and the Barbary Coast restaurant, or that debt and/or equity financing, if necessary, will be obtainable. The Company may obtain financing for working capital purposes, but no arrangements for any such financing have been finalized.

FORWARD LOOKING STATEMENTS

     The statements in this Management's Discussion and Analysis which are not historical fact are forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements are subject to risks and uncertainties, including, but not limited to increased competition, both in Nevada and other jurisdictions, dependence on the Las Vegas area and the Southern California region for a majority of the Company's customers, uncertainties associated with construction projects, including the related disruption of operations and the availability of financing, if necessary, which could cause actual results to vary materially from those discussed herein.

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

         None.

Item 5:  Other Information.
         ------------------

         None.

Item 6:  Exhibits and Reports on Form 8-K:
         ---------------------------------

         (a)  Exhibits.

     27. Financial Data Schedule.

         (b)  Reports on Form 8-K.

              There were no reports filed on Form 8-K during the three months ended June 30, 1997.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 1997                COAST RESORTS, INC., a Nevada corporation

                                      By:   /s/ Gage Parrish
                                         ----------------------------------
                                            Gage Parrish
                                            Vice President and Chief Financial
                                               Officer