Form 10-Q
period 1997-09-30
COAST RESORTS INC
filed 1997-11-14
CIK 1001865

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--
     ACT OF 1934

     For the Quarterly Period Ended September 30, 1997

OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

     For the Transition Period from _______________________ to
     _______________________

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

                                 (702)365-7000

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

          Shares of Common Stock outstanding as of September 30, 1997:
          1,494,352.94

================================================================================

ITEM 1.  FINANCIAL STATEMENTS.

                     COAST RESORTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                     SEPTEMBER 30,         DECEMBER 31,
                                                                                         1997                  1996
                                                                                     ------------          -----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents.............................................              $ 22,114             $ 53,381
   Restricted cash equivalents, in escrow account........................                    --                8,186
   Accounts receivable, net..............................................                 4,182                3,659
   Other current assets..................................................                17,540               13,660
                                                                                       --------             --------
   TOTAL CURRENT ASSETS..................................................                43,836               78,886
PROPERTY AND EQUIPMENT, net..............................................               302,326              286,580
OTHER ASSETS                                                                              5,873                6,780
                                                                                       --------             --------
                                                                                       $352,035             $372,246
                                                                                       ========             ========
LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable......................................................              $  5,891             $ 36,996
   Accrued liabilities...................................................                39,378               23,864
   Current portion of long-term debt.....................................                 8,031                6,781
                                                                                       --------             --------
   TOTAL CURRENT LIABILITIES.............................................                53,300               67,641
                                                                                       --------             --------
LONG-TERM DEBT, less current portion.....................................               192,334              195,764
                                                                                       --------             --------
DEFERRED RENT............................................................                 7,987                4,929
                                                                                       --------             --------
OTHER LIABILITIES........................................................                 4,924                4,863
                                                                                       --------             --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value, 500,000 shares authorized,
   no shares issued and outstanding                                                          --                   --
   Common Stock, $.01 par value, 2,000,000 shares authorized,
   1,494,353 shares issued and outstanding                                                   15                   15
   Additional paid-in capital............................................                95,398               95,398
   Retained earnings (deficit)...........................................                (1,923)               3,636
                                                                                       --------             --------
   TOTAL STOCKHOLDERS' EQUITY............................................                93,490               99,049
                                                                                       --------             --------
                                                                                       $352,035             $372,246
                                                                                       ========             ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     COAST RESORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                            --------------------------------------------------------
                                                                  1997          1996          1997          1996
                                                               -----------   -----------   -----------   ----------

OPERATING REVENUES:
        Casino.........................................        $   50,655    $   36,324    $  154,235    $  107,624
        Food and beverage..............................            15,233         9,248        45,416        28,637
        Hotel..........................................             6,475         3,577        20,811        10,594
        Other..........................................             4,937         2,597        14,112         7,511
                                                               ----------    ----------    ----------    ----------
          GROSS OPERATING REVENUES.....................            77,300        51,746       234,574       154,366
        Less: promotional allowances...................            (6,859)       (4,088)      (19,430)      (12,508)
                                                               ----------    ----------    ----------    ----------
          NET OPERATING REVENUES.......................            70,441        47,658       215,144       141,858
                                                               ----------    ----------    ----------    ----------
OPERATING EXPENSES:
        Casino.........................................            27,878        18,661        83,052        52,503
        Food and beverage..............................            11,429         7,222        36,651        21,894
        Hotel..........................................             3,022         1,753         9,154         5,238
        Other..........................................             4,114         1,954        11,709         5,652
        General and administrative.....................            13,694        10,035        44,161        27,728
        Land leases....................................             2,078           955         6,227         2,865
        Depreciation and amortization..................             4,743         1,969        14,227         5,591
                                                               ----------    ----------    ----------    ----------
TOTAL OPERATING EXPENSES...............................            66,958        42,549       205,181       121,471
                                                               ----------    ----------    ----------    ----------
          OPERATING INCOME.............................             3,483         5,109         9,963        20,387
                                                               ----------    ----------    ----------    ----------
OTHER INCOME (EXPENSES)
        Interest expense...............................            (6,577)       (5,884)      (19,607)      (16,061)
        Interest income................................                --           959            98         3,406
        Interest capitalized...........................               543         2,670           543         4,901
        Gain on disposal equipment and securities......                52            --           895             2
                                                               ----------    ----------    ----------    ----------
TOTAL OTHER INCOME (EXPENSES)..........................            (5,982)       (2,255)      (18,071)       (7,752)
                                                               ----------    ----------    ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES......................            (2,499)        2,854        (8,108)       12,635
                                                               ----------    ----------    ----------    ----------
INCOME TAX PROVISION (BENEFIT).........................              (848)          998        (2,549)        6,922
                                                               ----------    ----------    ----------    ----------
NET INCOME (LOSS)......................................        $   (1,651)   $    1,856    $   (5,559)   $    5,713
                                                               ==========    ==========    ==========    ==========

NET INCOME (LOSS) PER SHARE OF COMMON STOCK............            $(1.10)        $1.24        $(3.72)        $3.90
                                                               ==========    ==========    ==========    ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.............         1,494,353     1,494,353     1,494,353     1,465,486
                                                               ==========    ==========    ==========    ==========

PRO FORMA DATA (reflecting change in tax status):
        Income tax provision (benefit).................              (848)          998        (2,549)        4,422
                                                               ----------    -----------   ----------    ----------
        Net income (loss)..............................        $   (1,651)   $    1,856    $   (5,559)   $    8,213
                                                               ==========    ===========   ==========    ==========
     Net income (loss) per share of common stock.......        $    (1.10)   $     1.24    $    (3.72)   $     5.60
                                                               ==========    ===========   ==========    ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     COAST RESORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                     --------------------------------
                                                                                       1997                    1996
                                                                                     --------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss).............................................................   $ (5,559)              $   5,713
                                                                                     --------               ---------
     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
      CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
       Depreciation and amortization..............................................     14,227                   5,575
       Provision for bad debts....................................................        112                      49
       Gain on disposal of assets.................................................       (895)                     (2)
       Deferred income taxes......................................................        689                   2,500
       Other non-cash expenses....................................................      3,511                   1,675
       Changes in assets and liabilities:
             Net increase in accounts receivable and other assets.................     (5,078)                 (1,292)
             Net decrease in accounts payable and accrued liabilities.............         94                   8,403
                                                                                     --------               ---------
       TOTAL ADJUSTMENTS..........................................................     12,660                  16,908
                                                                                     --------               ---------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES........................      7,101                  22,621
                                                                                     --------               ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures, net of construction accounts payable.................    (45,065)                (82,644)
       Proceeds from disposal of assets...........................................      1,143                      21
       Net reductions (additions) to restricted cash equivalents..................      8,186                 (56,378)
                                                                                     --------               ---------
       NET CASH USED IN INVESTING ACTIVITIES......................................    (35,736)               (139,001)
                                                                                     --------               ---------
CASH FLOW FROM FINANCING ACTIVITIES:
       Proceeds from issuance of long-term debt,
         net of discounts and commissions.........................................      3,200                 164,098
       Principal payments on long-term debt.......................................     (5,832)                 (1,505)
       Proceeds from borrowings under bank line of credit.........................         --                   1,045
       Principal payments on bank line of credit..................................         --                 (29,200)
       Payments for debt issue costs..............................................         --                  (1,236)
                                                                                     --------               ---------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES........................     (2,632)                133,202
                                                                                     --------               ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............................    (31,267)                 16,822
CASH AND CASH EQUIVALENTS, at beginning of year...................................     53,381                  14,543
                                                                                     --------               ---------
CASH AND CASH EQUIVALENTS, at end of period.......................................   $ 22,114               $  31,365
                                                                                     ========               =========

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

            Barbary Coast Hotel and Casino, located on the Las Vegas Strip.

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


NOTE 2 - CONSTRUCTION COMMITMENTS

     In the first quarter of 1997, Coast Hotels began construction of Phase Two of The Orleans. The project, expected to cost $35 to $40 million, will include twelve movie theaters, a child care facility, additional restaurants, gaming facilities and space for live entertainment. Management anticipates that the first part of the project, including the movie theaters and child care facility, will open in December 1997. In addition, in October 1997 Coast Hotels completed and opened a new restaurant at the Barbary Coast, estimated to cost $1.9 million. As of September 30, 1997, Coast Hotels had incurred $20.7 million and $1.7 million, respectively, of costs related to the two construction projects.



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial information regarding the results of operations of the Company and Coast Hotels:


                                            THREE MONTHS ENDED                        NINE MONTHS ENDED
                                               SEPTEMBER 30,                             SEPTEMBER 30,
                                        ---------------------------------------------------------------------
                                          1997              1996                   1997                1996
                                        -------           -------                --------            --------

GOLD COAST
Net operating revenues                  $29,994           $34,652                $ 93,950            $105,420
Operating income                        $ 4,822           $ 6,271                $ 16,847            $ 22,588
EBITDA (1)                              $ 6,029           $ 7,479                $ 20,455            $ 26,057

BARBARY COAST
Net operating revenues                  $10,884           $13,006                $ 33,509            $ 36,438
Operating income                        $   611           $   773                $    518            $  2,997
EBITDA (1)                              $ 1,008           $ 1,182                $  1,721            $  4,227

THE ORLEANS
Net operating revenues                  $29,563                 -                $ 87,686                   -
Operating income                        $   245                 -                $   (972)                  -
EBITDA (1)                              $ 3,628                 -                $  9,182                   -
EBITDAR (1)                             $ 4,153                 -                $ 10,757                   -

TOTAL (INCLUDING CORPORATE)
Net operating revenues                  $70,441           $47,658                $215,144            $141,858
Operating income                        $ 3,483           $ 5,109                $  9,963            $ 20,387
EBITDA (1)                              $ 9,245           $ 7,518                $ 27,248            $ 27,298
EBITDAR (1)                             $10,304           $ 8,033                $ 30,417            $ 28,843


(1) "EBITDA" is defined as operating income plus depreciation, amortization and deferred (non-cash) rent. "EBITDAR" is defined as operating income plus depreciation, amortization and rent expense (both cash and deferred). EBITDA and EBITDAR should not be construed as alternatives to operating income as an indicator of the company's operating performance, or as alternatives to cash provided by operating activities as an indicator of cash flows or a measure of liquidity. EBITDA and EBITDAR are presented solely as supplemental disclosure because management believes that they are widely used measures of financial performance in the gaming industry.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996 and Nine Months ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

COAST RESORTS, INC.

     Net revenues for the Company were $70.4 million in the third quarter of 1997 compared to $47.7 million in the third quarter of 1996, an increase of $22.7 million (47.6%), and were $215.1 million in the nine months ended September 30, 1997 compared to $141.9 million for the same period in 1996, an increase of $73.2 million (51.6%). The increased revenues were due to the opening of the Coast Hotels' newest hotel-casino, The Orleans, in December 1996.

     Operating income was $3.5 million in the quarter ended September 30, 1997 compared to $5.1 million in the same quarter in 1996 and $10.0 million in the nine month period ended September 30, 1997 compared to $20.4 million in 1996. The decreases were primarily due to lower-than-expected revenues at The Orleans, as well as continued decreased revenues at the Gold Coast and the Barbary Coast (discussed below). The Company had a net loss of $1.7 million in the third quarter of 1997 compared to net income of $1.9 million in the third quarter of 1996. In the nine months ended September 30, 1997, the Company experienced a net loss of $5.6 million compared to net income of $5.7 million in the same period in 1996. The decreases were due to the lower operating income at the Gold Coast and Barbary Coast described below, the lower-than-expected operating results at The Orleans and the increased interest expense (a portion of interest was capitalized in 1996 during the construction of The Orleans).


COAST HOTELS AND CASINOS, INC.

     Net revenues for the Company's operating subsidiary were $70.4 million in the quarter ended September 30, 1997, an increase of $22.7 million (47.6%) over revenues of $47.7 million in the same quarter in 1996. For the nine months ended September 30, 1997, net revenues were $215.1 million, an increase of $73.2 million (51.6%) over revenues of $141.9 million in the first nine months of 1996. The increases were due to the opening of the Coast Hotels' newest hotel-casino, The Orleans, in December 1996.

     Operating income decreased $1.6 million (28.6%) to $4.0 million in the quarter ended September 30, 1997 compared to $5.6 million in the third quarter of 1996. For the first nine months of 1997, operating income decreased $10.4 million (47.7%) to $11.4 million compared to $21.8 million in the same period in 1996. The decreases were primarily due to lower-than-expected revenues at The Orleans, as well as continued decreased revenues at the Gold Coast and the Barbary Coast (discussed below).

     Net loss for the quarter ended September 30, 1997 was $1.3 million compared to net income of $2.2 million in the quarter ended September 30, 1996. For the first nine months of 1997 net loss was $5.0 million compared to net income of $6.6 million in the first nine months of 1996. The decreases were due to increased interest expense as well as the decreases in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


operating income at the Gold Coast and Barbary Coast described below and the lower-than-expected operating results at The Orleans.

     Gold Coast.  Net revenues for the Gold Coast Hotel and Casino declined in
     ----------
the three months and nine months ended September 30, 1997 compared to revenues in the same periods in 1996. For the three months ended September 30, 1997, net revenues were $30.0 million compared to $34.7 million in 1996, a decrease of $4.7 million (13.5%). For the nine months ended September 30, 1997, net revenues were $94.0 million compared to $105.4 million in 1996, a decrease of $11.4 million (10.8%). Compared to 1996, third quarter casino revenues declined $3.5 million (13.6%) and nine month casino revenues declined $9.4 million (12.0%), primarily due to lower customer wagering volume. Food and beverage business decreased as a result of a decrease in customer traffic, causing revenues to decline $856,000 in the third quarter and $2.7 million in the first nine months of 1997, down 12.4% and 12.5%, respectively, compared to the same two periods in 1996. Lower hotel room occupancy rates contributed to a $277,000 (10.8%) decline in third quarter hotel revenues and a $125,000 (1.6%) decline in hotel revenues for the nine months ended September 30, 1997. Management attributes the overall revenue decline at the Gold Coast to the increased competition from the openings of new casinos (including The Orleans) and expanded capacity in others. Gold Coast operating expenses were $25.2 million in the third quarter compared to $28.4 million in the third quarter of 1996, a reduction of 11.3%. For the first nine months of 1997, operating expenses were $77.1 million, down 6.9% from 1996 expenses of $82.8 million. Due to the lower revenues, operating income at the Gold Coast was $4.8 million in the third quarter of 1997 compared to $6.3 million in the second quarter of 1996, down
23.8%.   For the nine months ended September 30, 1997, Gold Coast operating income was $16.8 million compared to $22.6 million in 1996, down 25.7%.

     Barbary Coast.  Net revenues for the Barbary Coast Hotel and Casino were
     -------------
$10.9 million in the third quarter of 1997 compared to $13.0 million in the same period in 1996, a decrease of 16.2%. For the first nine months of 1997, net revenues were $33.5 million, an 8.0% decrease from revenues of $36.4 million in the first nine months of 1996. The lower revenues were due to a decline in casino revenues, down $2.1 million (19.8%) in the third quarter, primarily as a result of lower pari-mutuel wagering in the race book. For the nine months ended September 30, 1997, casino revenues declined $3.2 million (10.2%) compared to 1996, primarily as a result of an 8.5% decrease in table games wagering volume and a lower table games win percentage than in the previous year. Due to the lower revenues, Barbary Coast operating income declined to $611,000 in the third quarter of 1997, compared to $773,000 in 1996. For the nine months ended September 30, 1997, operating income was $518,000 compared to $3.0 million in the first nine months of 1996

     The Orleans.  The three months ended September 30, 1997 represented the
     -----------
third full quarter of operations for The Orleans, which opened on December 18, 1996. Net operating revenues for the three months and nine months ended September 30, 1997 were $29.6 million and $87.7 million, respectively. Operating income was $245,000 in the third quarter of 1997 compared to operating income of $1.3 million in the second quarter and an operating loss of $2.5 million in the first quarter. Compared to the second quarter of 1997, third quarter table

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



games handle (wagering volume) decreased 7.3%, but slot wagering increased 6.8%. Third quarter hotel revenues declined 10.5% compared to the second quarter, reflecting a lower occupancy rate and lower average daily room rates.
Restaurant customer volume increased 9.4% in the third quarter, contributing to a 4.9% increase in food and beverage revenues over the second quarter.


COAST WEST, INC.

     Coast West, Inc. has no operations but holds a lease on approximately fifty acres of land held for future development. The net loss before income tax benefit for Coast West was $962,000 for the third quarter of 1997 compared to a loss of $959,000 in 1996. For the nine months ended September 30, 1997, the net loss before income tax benefit was $2,886,000 compared to $2,869,000 for the same period in 1996. Lease expense was $955,000 in the third quarters of 1997 and 1996, including deferred rent of $425,000 in 1997 and $440,000 in 1996. For the nine months ended September 30, 1997 and 1996, lease expense was $2.9 million, including deferred rent of $1.3 million in each year. As of September 30, 1997, Coast West has incurred approximately $1.7 million in expenditures related to the future development of a hotel-casino on the Coast West land.


LIQUIDITY AND CAPITAL RESOURCES

     Coast Resorts, Inc. is a holding company without operations of its own. The Company's principal sources of liquidity on a consolidated basis have consisted of cash provided by the operating activities of Coast
Hotels and, until termination of its revolving credit facility in January 1996, bank financing. In connection with the reorganization in which the Barbary Coast Hotel and Casino and the Gold Coast Hotel and Casino were combined with the Company, the Company exchanged shares of common stock, par value $.01 per share, of Coast Resorts for approximately $52.5 million principal amount of notes payable to certain shareholders of Coast Resorts. See Note 1 to Notes to Condensed Consolidated Financial Statements.

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

     Coast Hotels is permitted by the indenture pursuant to which the First Mortgage Notes were issued to borrow up to an

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



additional $20 million for working capital purposes, and is in discussions with respect to working capital financing. In August 1997, Coast Hotels incurred $3.2 million in equipment financing, resulting in an aggregate of $27.6 million of equipment financing outstanding at September 30, 1997.

     The Company's consolidated cash requirements, in addition to debt service on the First Mortgage Notes and equipment capital leases, include land lease payments for its properties, ongoing maintenance capital expenditures at its existing facilities and periodic enhancements to those facilities. The Company's capital expenditures (exclusive of those associated with the development and construction of The Orleans) for 1996 were approximately $6.2 million, most of which related to normal maintenance capital expenditures. Management expects that maintenance capital expenditures for 1997 will be approximately $6.0 million.

     In the first quarter of 1997, Coast Hotels began construction of Phase
Two of The Orleans. The project, expected to cost $35 to $40 million, will include twelve movie theaters, a child care facility, additional restaurants, gaming facilities and space for live entertainment. Management anticipates that the first part of the project, including the movie theaters and child care facility, will open in December 1997. Through September 30, 1997, Coast Hotels had incurred $20.7 million of costs related to the project. In October 1997, Coast Hotels completed and opened a new restaurant at the Barbary Coast which has an estimated total cost of $1.9 million. Both the Orleans and Barbary Coast projects have been financed with existing cash reserves and cash from operations.

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

         None.

Item 5:  Other Information.
         -----------------

         None.

Item 6:  Exhibits and Reports on Form 8-K:
         --------------------------------

         (a)  Exhibits.

              10.25 Employment Agreement dated January 1, 1997 between Coast
                    Hotels and Casinos, Inc. and Harlan Braaten.*

              27.  Financial Data Schedule.

         -------------------------------
         * Filed as Exhibit 10.25 to the Coast Hotels and Casinos, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 1997.


         (b)  Reports on Form 8-K.

              There were no reports filed on Form 8-K during the three months ended June 30, 1997.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 1997         COAST RESORTS, INC., a Nevada corporation

                                 By: /s/ Gage Parrish
                                     -----------------
                                     Gage Parrish
                                     Vice President and Chief Financial Officer