Form 10-K405
period 1997-12-31
COAST RESORTS INC
filed 1998-03-31
CIK 1001865

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ___________

                                   FORM 10-K


[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
                             EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

     The number of shares of the Registrant's Common Stock outstanding as of March 1, 1998 was 1,494,352.94. The aggregate market value of the Common Stock held by non-affiliates of the Registrant, was $59,864,765 as of March 27, 1998.

                                  ___________

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference: In Part III, portions of the Registrant's definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's fiscal year.

                              COAST RESORTS, INC.

                               Table of Contents

                           Annual Report on Form 10-K
                  For the Fiscal Year Ended December 31, 1997

                                                                                                        Page
                                                                                                        ----
                                               PART I

Item 1.      Business...................................................................................  3
Item 2.      Properties.................................................................................  9
Item 3.      Legal Proceedings.......................................................................... 10
Item 4.      Submission of Matters to a Vote of Security Holders........................................ 10

                                              PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters.................. 11
Item 6.      Selected Financial Data.................................................................... 12
Item 7.      Management's Discussion And Analysis Of Financial Condition And Results Of Operations...... 14
Item 8.      Financial Statements and Supplementary Data................................................ 19
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....... 19

                                              PART III

Item 10.     Directors and Executive Officers of the Registrant......................................... 20
Item 11.     Executive Compensation..................................................................... 20
Item 12.     Security Ownership of Certain Beneficial Owners and Management............................. 20
Item 13.     Certain Relationships and Related Transactions............................................. 20

                                              PART IV

Item 14.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K.......................... 21

                                    PART I


ITEM 1.  BUSINESS
         --------

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

THE GOLD COAST

     The Gold Coast, which opened in 1986, is located on West Flamingo Road approximately one mile west of the Las Vegas Strip (the "Strip") in close proximity to a major exit from Interstate 15, the major highway linking Las Vegas and Southern California. The Gold Coast features an approximately 70,000 square foot casino, including approximately 2,050 slot machines, 48 table games, a keno lounge, a 700-seat bingo parlor and a 160-seat race and sports book. The Gold Coast also features an 11-story tower with 712 hotel rooms and a swimming pool with a covered bar.

     The Gold Coast features three full-service restaurants, including the Mediterranean Room, the Cortez Room and the Monterey Room, a 380-seat buffet, a fast-food restaurant, a snack bar and ice cream parlor. The Gold Coast's entertainment amenities include a 72-lane bowling center, two movie theaters, approximately 10,000 square feet of banquet and meeting facilities, four bars, two entertainment lounges and a showroom/dance hall featuring live entertainment. Other amenities include a gift shop, a liquor store, a travel agency, an American Express office, a Western Union office, a beauty salon, a barber shop, a child care facility and over 3,000 parking spaces.

     The Gold Coast has developed a number of innovative marketing programs designed to complement the non-gaming amenities at the Gold Coast and increase the level of gaming activity. The Gold Coast's slot club (the "Club") has over 100,000 active members. The Club was established in 1987 to encourage repeat business from its slot machine players. Each time members win at a Gold Coast slot machine, points are awarded to their accounts. Upon accumulating sufficient points, members can redeem the points for awards, including appliances, vacations and other items. Other Gold Coast marketing programs have included the original "Pick the Pros" football contest, a $250,000 paycheck cashing contest and live entertainment in the showroom/dance hall. In addition, the Gold Coast is a sponsor of the annual National Finals Rodeo, which attracts thousands of visitors to Las Vegas each December. The awards ceremonies for the Rodeo are held nightly at the Gold Coast during the 10-day event.

THE BARBARY COAST

     The Barbary Coast, which opened in 1979, is located at the intersection of Flamingo Road and the Strip (the "Flamingo Four Corners"), adjacent to the Flamingo Hilton Hotel and Casino. It is situated directly across from Caesars Palace and Bally's Grand and is diagonally across from the site where Mirage Resorts, Inc. is developing a new mega-resort, Bellagio, expected to open in the latter part of 1998. Historically, the Barbary Coast has relied on foot traffic on the busy Las Vegas Strip for a significant amount of its revenues.

     The Barbary Coast features an approximately 30,000 square foot casino, including approximately 524 slot machines, 41 table games, race and sports books and other amenities. The Barbary Coast also features an 8-story tower with 197 hotel rooms. The Barbary Coast is furnished and decorated in an elegant turn-of-the-century Victorian theme and includes three bars and three restaurants, including Michael's gourmet restaurant, Drai's on the Strip (leased to a third party) and the Victorian Room.

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

     The Orleans is designed with a distinctive theme reflecting the architectural heritage of the New Orleans French Quarter. The Orleans features an approximately 92,000 square foot casino, a 22-story tower with 840 hotel rooms, a 70-lane bowling center, approximately 40,000 square feet of banquet and meeting facilities, including an approximately 17,000 square foot grand ballroom, a wedding chapel, five restaurants, specialty themed bars, a barber shop, a beauty salon and approximately 3,000 parking spaces. The casino includes approximately 2,200 slot machines, 52 table games, a keno lounge, a poker parlor and race and sports books. The Orleans also includes an 827-seat theater that features live entertainment and other special events. In December 1997, the Company completed and opened the second phase of The Orleans, including twelve "stadium seating" movie theaters, a child care facility and video arcade.


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

     The Gold Coast primarily targets middle-market gaming customers, catering to local residents as well as repeat visitors to Las Vegas who desire an alternative to the hotel-casino properties located on the Strip. Management's operating strategy is to maximize customer visitation and thereby increase casino revenues at the Gold Coast by offering value-conscious customers a combination of friendly service, generous portions of quality food at competitive prices and clean, comfortable and inexpensive hotel rooms. Management believes this value-oriented approach has generated a high level of customer satisfaction, fostering customer loyalty and repeat business. In addition, the Gold Coast is conveniently located on West Flamingo Road, in close proximity to a major exit from Interstate 15, offering easy automotive access from all four directions in the Las Vegas valley. The Gold Coast has developed a number of innovative campaigns designed to promote its business and attract local residents. See -- "The Gold Coast."

     The Barbary Coast's customer base is primarily visitors to the Las Vegas area. In addition to its favorable location on the Strip, which has historically enabled it to attract a large volume of walk-in traffic, the Barbary Coast has also benefited from its more intimate gaming atmosphere, allowing it to develop a loyal base of table games customers.

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

     The Company has no agreements, arrangements or understandings with respect to financing the development of either of the foregoing sites. Any future development would be subject to, among other things, the Company's ability to obtain necessary financing. No assurance can be given that the Company will develop successfully any additional properties or, if completed, such properties will be successful.

COMPETITION

     Both the gaming and hotel industries are highly fragmented and characterized by a high degree of competition among a large number of participants. Many of the Company's competitors are much larger than the Company and have substantially greater resources.

     The Company's three hotel-casinos face competition from all other casinos and hotels in the Las Vegas area. Such competition includes several hotel-casinos that, like the Gold Coast and The Orleans, target, to a high degree, local residents. The Company also competes with non-hotel gaming facilities that target local residents. The Company believes that its hotel-casinos' convenient locations together with innovative marketing strategies and value-oriented quality rooms and food enable it to compete effectively for the local resident customers and repeat visitors to Las Vegas.

     In recent years, many new Las Vegas area hotel-casinos have opened and many existing ones have been expanded. Currently, there are over 100,000 hotel rooms in the Las Vegas area and more are planned to open in 1998 and 1999 with the anticipated openings of properties such as Bellagio, Paris and the Venetian. Management believes that the additional capacity has, to date, not materially impacted the Company's occupancy levels and overall revenues, but additional new properties and the expansion of existing hotel-casinos could have a material adverse effect on the Company's business and results of operations.

     The Company also competes for gaming customers to a lesser extent with casinos located in the Laughlin and Reno-Lake Tahoe areas of Nevada, in Atlantic City, New Jersey, and in other parts of the world, including gaming on cruise ships and international gaming operations, as well as with state-sponsored lotteries, on- and off-track wagering, card parlors, riverboat and Native American gaming ventures and other forms of legalized gaming in the United States. In addition, several states have recently legalized, and several other states are currently considering legalizing, casino gaming in specific geographical areas within those states. The Company believes that the development of casino properties similar to those in Las Vegas in areas close to Nevada, particularly California and Arizona, could have a material adverse effect on its business and its results of operations. The Company believes that the recent widespread legalization of gaming is being fueled by a combination of increasing popularity and acceptability of gaming activities and the desire and need for states and local communities to generate revenues without increasing general taxation. The Company believes that the legalization of unlimited land-based casino gaming in or near any major metropolitan area, such as Chicago or Los Angeles, could have a material adverse effect on its business and results of operations. In addition, the development or expansion of casinos, lotteries and other forms of gaming in other states, particularly in areas close to Nevada such as California, could have a material adverse effect on the Company's business and its results of operations.

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


ENVIRONMENTAL MATTERS

     The Company is subject to a wide variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. While management believes that the Company is presently in material compliance with all environmental laws, failure to comply with such laws could result in the imposition of severe penalties or restrictions on operations by government agencies or courts that could adversely affect operations. In 1995, the Company completed Phase I environmental assessments at the properties owned or leased by it. The reports did not identify any environmental conditions or non-compliance, the remediation or correction of which are reasonably expected to have a material adverse impact on the business or financial condition of the Company.


EMPLOYEES

     At March 1, 1998, the Company had approximately 4,900 employees.


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

     Coast Hotels, which operates Gold Coast, the Barbary Coast and The Orleans, is licensed by the Nevada Gaming Authorities and is a corporate licensee (a "Corporate Licensee") under the terms of the Nevada Act. The gaming licenses require the periodic payment of fees and taxes and are not transferable. The Company is registered with the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of Coast Hotels. As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may request. No person may become a shareholder of, or receive any percentage of the profits from, Coast Hotels without first obtaining licenses and approvals from the Nevada

Gaming Authorities. The Company and Coast Hotels have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities at its hotel-casinos.

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

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before a Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by a Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's shareholders for the purposes of acquiring control of the Registered Corporation.

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


CERTAIN FORWARD-LOOKING STATEMENTS

     Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation ( including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), competition, domestic or global economic conditions, pending litigation, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).


ITEM 2.  PROPERTIES
         ----------

     The Company owns the approximately 26.0 acres that the Gold Coast occupies on West Flamingo Road. The Company also owns an 8.33-acre site across the street from the Gold Coast that contains an approximately 100,000 square foot warehouse. The warehouse is used by the Gold Coast, Barbary Coast, and The Orleans as a shared distribution and storage facility.

     The Barbary Coast occupies approximately 1.8 acres at the intersection of Flamingo Road and the Strip. The hotel-casino occupies real property that is currently leased by the Company pursuant to a lease that expires on May 1, 2003. The lease provides for rental payments of $175,000 per annum. The lease contains two options, exercisable by the Company, to extend the term of the lease for 30 years each (with the rent to be readjusted as provided in the lease during those renewal periods). The Company has an option to purchase the leased property at any time during the six month period prior to the expiration of the lease, provided that certain conditions are met, at a purchase price equal to the greater of $3.5 million or the then appraised value of the real property. The Company also has a right of first refusal in the event the landlord desires to sell the real property during the initial term of the lease. The Company also leases approximately 2.5 additional acres of real property located adjacent to the Barbary Coast. The lease expires on December 31, 2003. The lease provides for rental payments of $125,000 per annum. The real property is used by the Company as a parking lot for its employees and for valet parking. The landlord has the right to terminate the lease upon six months prior notice to the Company if it requires the use of the property for its own business purposes (which excludes leaving the property vacant or leasing it to third parties prior to January 1, 2003).

     The Orleans is located on a portion of an 80.0-acre site located on West Tropicana Avenue, approximately one mile south of the Gold Coast. The real property is leased pursuant to a ground lease entered into by the Company and The

Tiberti Company, a Nevada general partnership of which J. Tito Tiberti, a director of the Company, is managing partner (see Note 12 of "Notes to Consolidated Financial Statements"). The lease has an effective commencement date as of October 1, 1995, an initial term of 50 years, and includes an option, exercisable by the Company, to extend the initial term for an additional 25 years. The lease provides for monthly rental payments commencing in January 1996 of $251,726 per month through December 1996, $175,000 per month during the 26-month period thereafter, $200,000 per month during the 36-month period thereafter, $225,000 per month during the 48-month period thereafter and $250,000 per month during the 60-month period thereafter. In March 2011, annual rental payments will increase on a compounding basis at a rate of 3.0% per annum. In addition, the Company has been granted an option to purchase the real property during the two-year period commencing in February 2016. The lease provides that the purchase price will be the fair market value of the real property at the time the Company exercises the option, provided that the purchase price will not be less than 10 times the annual rent and not more than 12 times such annual rent at such time.

     Coast West, as the successor to the Gold Coast Partnership, leases an approximately 50.0-acre site located at the corner of Rampart Boulevard and Alta Drive in northwest Las Vegas pursuant to a Ground Lease Agreement dated as of October 28, 1994 (the "Coast West Lease"). The initial term of the Coast West Lease commenced on September 1, 1995, and expires on December 31, 2055. The lease contains three options, exercisable by Coast West, to extend the term of the lease for 10 years each. The lease provided for monthly rental payments of $166,667 for the year ended December 31, 1995. Thereafter, the monthly rent increases by the amount of $5,000 in January of each year. The landlord has the option to require Coast West to purchase the property at the end of 2014, 2015, 2016, 2017 and 2018, at the fair market value of the real property at the time the landlord exercises the option, provided that the purchase price shall not be less than 10 times nor more than 15 times the annual rent at such time. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31.0 million to approximately $51.0 million in the years 2014 through 2018. Coast West has a right of first refusal in the event the landlord desires to sell the property at any time during the lease term.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to the shareholders of the Company during the quarter ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -----------------------------------------------------------------
         MATTERS
         -------

     No equity securities of the Company are being, or have been, publicly offered by the Company and there is no public trading market for the Company's common stock. As of March 1, 1998 the Company had 71 shareholders.

     The Company was formed in September 1995 and has not declared or paid any dividends. The Company intends to retain future earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of all dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. As a holding company, the Company is reliant upon the operations of its subsidiaries for cash flow. The indentures under which the 13% First Mortgage Notes and the 10 7/8% First Mortgage Notes were issued (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7) restrict the ability of Coast Hotels to pay dividends or make other distributions to the Company. (See note 6 of "Notes to Consolidated Financial Statements.")

ITEM 6.  SELECTED FINANCIAL DATA

     The following Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Form 10-K. The balance sheets and statements of income data as of and for each of the five years in the period ended December 31, 1997 are derived from the financial statements of the Company which have been audited by Coopers & Lybrand L.L.P. The financial statements of the Company as of December 31, 1996 and 1997 and for each of the three years in the period ended December 31, 1997 are included in this report on Form 10-K.

                                                                                      FOR YEARS ENDED DECEMBER 31,
                                                                                  ------------------------------------
                                                                 1993           1994           1995          1996(1)         1997
                                                             ----------------------------------------------------------------------
                                                                                       (DOLLARS IN THOUSANDS)
Statements of Income Data:
Net revenues............................................     $  169,573     $  172,573     $  174,756     $  195,987     $  293,883
Departmental operating expenses (2).....................        108,662        115,028        114,253        118,563        191,849
General and administrative expenses.....................         32,402         32,940         34,186         39,085         57,877
Guaranteed payments to former
     partners (3).......................................          2,485          2,672            858             --             --
Cash land rent payments.................................             --             --            515          2,060          4,220
Deferred rent...........................................             --             --            431          1,760          4,078
Pre-opening.............................................             --             --             --          7,125             --
Depreciation and amortization...........................          7,822          6,766          7,280          7,883         18,278
                                                             ----------     ----------     ----------     ----------     ----------
Operating income........................................         18,202         15,167         17,233         19,511         17,581
Interest expense, net...................................           (837)          (227)        (3,545)        (9,981)       (25,225)

Other income............................................              3             23             92             58            919
                                                             ----------     ----------     ----------     ----------     ----------
Net income (loss) before income taxes...................         17,368         14,963         13,780          9,588         (6,725)

Provision (benefit) for income tax......................             --             --             --          5,952         (2,115)

                                                             ----------     ----------     ----------     ----------     ----------

Net income (loss).......................................     $   17,368     $   14,963     $   13,780     $    3,636     $   (4,610)

                                                             ==========     ==========     ==========     ==========     ==========


Net income per share of common stock....................     $       --     $       --     $       --     $     2.47     $    (3.08)
                                                             ==========     ==========     ==========     ==========     ==========


Weighted average common shares outstanding                           --             --             --      1,472,742      1,494,353

                                                             ==========     ==========     ==========     ==========     ==========


Pro Forma Information to Reflect
CHANGE IN TAX STATUS (4):
Provision (benefit) for income taxes....................          6,117          5,251          4,823          3,452         (2,115)

                                                             ----------     ----------     ----------     ----------     ----------

Net income (loss).......................................     $   11,251     $    9,712     $    8,957     $    6,136     $   (4,610)

                                                             ==========     ==========     ==========     ==========     ==========


Net income (loss) per share of common stock.............     $    11.25     $     9.71     $     8.96     $     4.17     $    (3.08)

                                                             ==========     ==========     ==========     ==========     ==========


Weighted average common shares outstanding                    1,000,000      1,000,000      1,000,000      1,472,742      1,494,353

                                                             ==========     ==========     ==========     ==========     ==========


Other Data:
EBITDA (5)..............................................     $   26,024     $   21,933     $   24,944     $   36,279     $   39,937

Capital expenditures....................................     $    2,736     $    5,514     $   32,331     $  126,133     $   58,912

Distributions to partners (6)...........................     $   11,500     $   25,823     $   58,660     $       --     $       --

_____________________________

SEE FOOTNOTES TO SELECTED FINANCIAL DATA

                                                                             AS OF DECEMBER 31,
                                                            ------------------------------------------------------
                                                             1993       1994       1995       1996(1)       1997
                                                            ------------------------------------------------------
Balance Sheet Data (dollars in thousands):
Cash and cash equivalents (7)...........................   $ 14,788   $ 16,967   $ 14,543   $ 61,567      $ 29,430
Total assets............................................    123,570    134,295    152,363    374,022       366,619
Total long-term debt (8)................................      1,464     11,776     83,357    195,764       207,173
Stockholders' equity....................................     98,628     87,781     42,888     99,049        94,439
------------------------------------------------------------------------------------------------------------------

FOOTNOTES TO SELECTED FINANCIAL DATA

(1)  On December 18, 1996, The Orleans commenced operations in Las Vegas,
     Nevada.
(2)  Includes casino, food and beverage, hotel and other expenses.
(3) Prior to the Reorganization (as defined herein), the Predecessor Partnerships (as defined herein) made guaranteed payments to partners pursuant to the terms of their respective partnership agreements. In connection with the Reorganization, such guaranteed payments were eliminated and replaced with annual compensation (reflected in general and administrative expenses) to Michael J. Gaughan and certain other former partners of the Predecessor Partnerships who are executive officers of the Company. See "The Reorganization" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(4) The Gold Coast Partnership and the Barbary Coast Partnership operated as partnerships and were not subject to federal income taxes. As a result of the Reorganization, the operations of the Gold Coast and the Barbary Coast are being conducted by the Company, which has been formed as a "C Corporation" and, therefore, is subject to federal income taxes. A pro forma provision for federal income taxes has been made, and pro forma net income has been calculated, for the historical financial statements for all periods presented as if the Gold Coast Partnership and the Barbary Coast Partnership had been treated as a C corporation during those periods.
(5) EBITDA is defined as earnings before interest, taxes, depreciation, amortization, deferred (non-cash) rent expense and pre-opening expenses. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flows or a measure of liquidity. EBITDA is presented solely as supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry.
(6) Because the Gold Coast Partnership and the Barbary Coast Partnership were partnerships during these periods, a substantial portion of their net income was distributed to the partners. In 1994, the Barbary Coast Partnership distributed $11.0 million of partners' capital in the form of notes payable and, in 1995, the Gold Coast Partnership distributed $50.0 million of partners' capital in the form of notes payable. Such distributions represented previously taxed but undistributed earnings of the Predecessor Partnerships. See Notes to Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(7) Cash and cash equivalents at December 31, 1996 includes approximately $8.2 million in cash restricted to pay for construction of The Orleans.
(8)  Excludes current maturities.

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


RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, certain financial information regarding the historical results of the Company.


                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                          1995              1996             1997
                                                     ---------------   ---------------   -------------
Gold Coast
  Net operating revenues..........................          $130,695          $140,548        $126,490
  Operating income................................            17,933            28,975          22,603
  EBITDA (1)......................................            23,390            33,609          27,403

BARBARY COAST
  Net operating revenues..........................          $ 44,061          $ 49,419        $ 44,610
  Operating income................................               246             4,155           1,034
  EBITDA (1)......................................             2,069             5,800           2,627

THE ORLEANS
  Net operating revenues..........................                --          $  6,020        $122,783
  Operating income................................                --             1,266           3,098
  EBITDA (1)......................................                --             1,669          15,946
  EBITDAR (2).....................................                --             1,669          18,046

TOTAL (INCLUDING CORPORATE)
  Net operating revenues..........................          $174,756          $195,987        $293,883
  Operating income................................            17,233            19,511          17,581
  EBITDA (1)......................................            24,944            36,279          39,937
  EBITDAR (2).....................................            25,459            38,339          44,157

(1) "EBITDA" is defined as earnings before interest, taxes, depreciation, amortization, deferred rent and pre-opening costs.
(2) "EBITDAR" is defined as earnings before interest, taxes, depreciation, amortization, pre-opening costs and rent expense (both cash rent and deferred rent). EBITDA and EBITDAR should not be construed as alternatives to operating income as an indicator of the company's operating performance, or as alternatives to cash provided by operating activities as an indicator of cash flows or a measure of liquidity. EBITDA and EBITDAR are presented solely as supplemental disclosure because management believes that they are widely used measures of financial performance in the gaming industry.


FISCAL 1997 COMPARED TO 1996

     Net revenues were $293.9 million for the year ended December 31, 1997, an increase of 50.0% over 1996 net revenues of $196.0 million. The increase was due primarily to the opening of The Orleans on December 18, 1996. Operating income declined $1.9 million (9.7%) to $17.6 million in 1997 compared to $19.5 million in 1996. The decline was primarily due to lower-than-expected revenues at the Company's newest property, The Orleans, as well as decreased revenues at the Company's other two hotel-casinos, the Gold Coast and the Barbary Coast (discussed below). The lower operating income as well as increased interest expense contributed to a net loss of $4.6 million in 1997 compared to net income of $3.6 million in 1996.

     Gold Coast. Net revenues for the year ended December 31, 1997 decreased 10% to $126.5 million compared to $140.5 million in 1996. Management attributes the decrease primarily to increased competition from the opening of The Orleans approximately one mile from the Gold Coast. Casino revenues declined 10.6% to $93.1 million in 1997 compared to $104.2 million in 1996, due to lower customer wagering volume. Food and beverage business decreased as a result of the reduced customer traffic, causing revenues to decline 12.1% to $25.1 million in 1997 compared to $28.6 million in 1996. In 1997, an increased number of rooms in the Las Vegas market led to a total room occupancy rate at the Gold Coast of 81.7% compared to 92.3% in 1996, contributing to a $239,000 (2.3%) decline in hotel revenues. Gold Coast operating expenses were $103.9 million in 1997, down $7.7 million (6.9%) from $111.6 million in 1996 primarily due to a $9.8 million (16.5%) reduction in salaries and related costs as management reacted to the reduced customer volume. Food and beverage expenses declined $3.2 million (13.3%) and general and administrative expenses declined $3.0 million (11.6%). Despite lower operating expenses, the reduced revenues contributed to a 22.0% decrease in operating income to $22.6 million in 1997 compared to $29.0 million in 1996.

     Barbary Coast. Net revenues for the year ended December 31, 1997 decreased 9.7% to $44.6 million compared to $49.4 million in 1996. Casino revenues declined 13.1% to $34.6 million in 1997 compared to $39.8 million in 1996, primarily as a result of decreased customer wagering volume on table games and in the race book. Management attributes the decline to a reduction in foot traffic since the January 1997 opening of New York, New York Hotel and Casino one mile south of the Barbary Coast on the Las Vegas Strip as well as to increased competition from other recently opened or expanded hotel-casinos (including The Orleans). Food and beverage revenues increased $837,000 (8.6%) in 1997 primarily as a result of higher drink prices in the bars. The increase in food and beverage revenues was partially offset by an increase in food and beverage expenses of $664,000 (11.3%). Hotel room revenues declined $367,000 (9.1%) due primarily to lower average room rates as management reacted to increasing competition. Operating income at the Barbary Coast declined 75.1% to $1.0 million in 1997 compared to $4.2 million in 1996, primarily as a result of the decreased revenues discussed above.

     The Orleans. The year ended December 31, 1997 was the first full year of operations for The Orleans, which opened on December 18, 1996. Net revenues for the fourteen days in 1996 were $6.0 million. Operating income before pre-opening expenses of $7.1 million was $1.3 million in 1996.

     For 1997, net revenues for The Orleans were $122.8 million. Net revenues were $27.4 million for the quarter ended March 31, 1997, the first full quarter of operations. Net revenues were $30.7 million in the second quarter, $29.6 million in the third quarter and $35.1 million in the quarter ended December 31, 1997. Operating income for 1997 was $3.1 million, including a first-quarter operating loss of $2.5 million, operating income of $1.3 million in the second quarter, operating income of $245,000 in the third quarter and operating income of $4.1 million in the fourth quarter ended December 31, 1997. The increase in revenues and operating income since the first quarter is due primarily to increased casino activity, which management attributes to successful promotions and an increasing target market familiarity with the property. Table games customer wagering volume was 9.2% higher in the fourth quarter than in the first quarter and slot machine customer wagering volume was 31.0% higher in the fourth quarter than in the first.

     As is more fully described in the Liquidity and Capital Resources section, in the first quarter of 1997, Coast Hotels began construction on a series of improvements at The Orleans which included twelve movie theaters, a child care facility, arcade and additional slot machines. The related construction traffic reduced access to the property, adversely affecting operating results at The Orleans. Management believes that, upon completion in December 1997, the improvements and lack of disruption from construction positively affected operating results in the fourth quarter.

Other Factors Affecting Earnings

     Depreciation and amortization expense increased by 132.0% in 1997 compared to 1996, principally due to the opening of The Orleans in December 1996. Net interest expense increased 152.8% in 1997 primarily due to decreases in capitalized interest and interest income. Capitalized interest was $7.5 million in 1996 during the construction of The Orleans, but was only $1.0 million in 1997 during the construction of phase two of The Orleans. Additionally, the proceeds from the sale of $175 million in 13% First Mortgage Notes earned interest income of $4.8 million in 1996, but were substantially utilized by the end of 1996.

     Gain on disposal of equipment was approximately $919,000 in 1997 compared to $58,000 in 1996, primarily due to a crash of the Company's Beechcraft Super King Air aircraft which, after receipt of insurance proceeds, resulted in a gain of $785,000.


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

     Consolidated operating income rose 13.2% in 1996 to $19.5 million from $17.2 million in 1995. The increases in revenues described above were partially offset by pre-opening costs of $7.1 million in the fourth quarter related to the opening of The Orleans. Additionally corporate expenses increased to $7.8 million in 1996 compared to $946,000 in 1995. Rent expense on land held for future development was $3.8 million in 1996, representing a full year's rent compared to $946,000 in 1995 when rent was paid for one quarter. Corporate general and administrative expenses were $2.2 million in 1996, the corporation's first full year of operation. Amortization of bond costs related to the issuance of the 13% First Mortgage Notes was $1.0 million in 1996. Net income declined 73.6% in 1996, primarily due to increased interest expense as a result of the issuance of $175.0 million principal amount of 13% First Mortgage Notes. The Company incurred $22.2 million in interest expense which was partially offset by $7.5 million in interest capitalized during the construction of The Orleans and by $4.8 million in interest income earned on the proceeds from the sale of the Notes. Additionally, the Company had income tax expense of $6.0 million in 1996, including $2.5 million relating to the recognition of deferred taxes in connection with the change in tax status from partnerships to a "C" corporation, but had no income tax in 1995 since, prior to the Reorganization, the Company's entities reported income as partnerships.

     Gold Coast. Net revenues for the year ended December 31, 1996 increased 7.5% compared to the same period in 1995. Casino revenues increased 10.4% in 1996, primarily due to a 13.0% increase in slot machine revenues which management attributes to an upgrade of slot equipment completed in December 1995. Additionally, race and sports book revenues increased 25% in 1996 due to higher wagering volume. Table games revenues remained relatively flat compared to 1995, with a 4.3 % increase in gross wagering (drop) offset by a slightly lower win percentage. Food and beverage revenues decreased 0.8% in 1996 due to lower customer volume partially offset by higher prices than in 1995. Hotel revenues increased 6.3% primarily due to increased room rates.

     Gold Coast operating income in 1996 increased 61.6% compared to 1995, primarily due to the increased revenues discussed above. As casino revenues increased, casino expenses increased 3.3%, primarily as a result of a 2.3% increase in wages expense and a 9.5% increase in gaming taxes related to the higher casino revenues. Food and beverage expenses decreased 7.0%, primarily due to a 9.9% decrease in cost of sales attributable to lower customer volume which management believes is a result of higher prices and increased competition. Additionally, depreciation and amortization expense decreased 15.1% due to certain items becoming fully depreciated.

     Barbary Coast. Net revenues for the year ended December 31, 1996 increased 12.2% compared to the same period in 1995. Casino revenues increased 12.6%, primarily due to an increase in race and sports book revenues attributable to higher wagering volume. Additionally, slot revenues increased 9.7%, due to higher wagering volume which management believes is due primarily to an upgrade of slot machine equipment and increased promotional activity. Hotel revenues increased 14.8% primarily due to higher room rates.

     Barbary Coast operating income increased to $4.2 million in the year ended December 31, 1996, compared to $246,000 in the same period in 1995, primarily due to the increased revenues discussed above. Casino expenses increased
7.8%, related to the increase in casino revenues. Depreciation and amortization decreased 9.7% due to certain items becoming fully depreciated.

     The Orleans. The Orleans was opened on December 18, 1996. Net revenues for the fourteen days were $6.0 million. Operating income before pre-opening expenses of $7.1 million was $1.3 million.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity have consisted of cash provided by operating activities, bank financing and debt financing. Despite a $10.1 million decrease in net income in 1996 compared to 1995, net cash provided by operating activities increased $2.4 million (10.6%) primarily due to increases in accounts payable and accrued liabilities relating to the opening of the Company's newest hotel-casino, The Orleans, in 1996. In 1997, cash provided by operating activities decreased $10.8 million (43.5%) from 1996 primarily due to the decreased profitability discussed above as well as an increase in receivables and a decrease in accounts payable.

     On January 30, 1996, Coast Hotels issued $175.0 million principal amount of 13% First Mortgage Notes Due 2002 ("13% First Mortgage Notes"). The net proceeds from the issuance, after deducting discounts and commissions, were approximately $164.1 million. Of that amount, approximately $29.2 million was used by the Company to repay all outstanding indebtedness under Coast Hotels' then existing revolving credit facility, which was terminated, $19.3 million was deposited into an escrow account to fund the Company's first two semi-annual interest payments on the 13% First Mortgage Notes, and approximately $114.8 million was applied to the cost of developing The Orleans. The balance of approximately $800,000 was used to pay, in part, the offering expenses of approximately $2.4 million. Additionally, approximately $30 million of equipment for The Orleans was financed through a note payable. In August 1997, Coast Hotels incurred an additional $3.2 million in equipment financing. At December 31, 1997, outstanding equipment financing totaled approximately $25.5 million.

     Coast Hotels is permitted by the indenture pursuant to which the 13% First Mortgage Notes were issued (the "Indenture"), to borrow up to an additional $20 million for working capital purposes. In November 1997 Coast Hotels issued $16.8 million principal amount of 10 7/8% First Mortgage Notes Due November 1, 2001 ("10 7/8% First Mortgage Notes"), the proceeds of which were used for working capital purposes. The 10 7/8% First Mortgage Notes are collateralized on a pari passu basis with the 13% First Mortgage Notes.

     As a holding company, the Company is reliant on the operations of its subsidiaries for cash flow. The indentures under which the 13% First Mortgage Notes and the 10 7/8% First Mortgage Notes were issued restrict the ability of Coast Hotels to pay dividends or make other distributions to the Company. The Company's other subsidiary, Coast West, is a development stage company that has no operations.

     Additionally, the indentures under which the 13% First Mortgage Notes and the 10 7/8% First Mortgage Notes were issued contain covenants that, among other things, limit the ability of Coast Hotels to repay existing indebtedness, incur additional indebtedness, or sell material assets as defined in the indentures. Additionally, pursuant to the indentures, if on July 20, 1998, the Fixed Charge Coverage Ratio (as defined in the indentures) of Coast Hotels for the most recently ended four full fiscal quarters is less than 1.5 to 1, Coast Hotels would be required to consummate an asset sale of the Barbary Coast within one year. The proceeds from such asset sale would be required to be used by Coast Hotels to repurchase 13% First Mortgage Notes at a price equal to 101% of the principal amount of such Notes. As of December 31, 1997, the Fixed Charge Coverage Ratio was 1.53 to 1. Based upon recent operating results, management believes that, for the applicable period, the Fixed Charge Coverage Ratio will equal or exceed 1.5 to 1, although no assurance can be given that such Fixed Charge Coverage Ratio will be achieved.

     In the first quarter of 1997, the Company began construction of Phase Two of The Orleans. The first part of the project was completed and opened in December 1997 at a cost of approximately $27 million and includes twelve movie theaters, a child care facility, an arcade and additional slot machines. The project is designed to include additional restaurant, entertainment and gaming facilities, the construction of which is expected to begin in the near future with financing out of cash flow from operations. In October 1997 the Company completed and opened a new restaurant at the Barbary Coast which has a total cost of approximately $1.9 million. Both The Orleans and Barbary Coast projects were financed with existing cash reserves and cash from operations.

     The Company's consolidated cash requirements, in addition to debt service on the 10 7/8% First Mortgage Notes, the 13% First Mortgage Notes and equipment notes payable which is anticipated to be approximately $28.0 million in 1998, include land lease payments for its properties, ongoing maintenance capital expenditures at its existing facilities and periodic enhancements to those facilities. The Company's capital expenditures (exclusive of those associated with the development and construction of The Orleans and Barbary Coast projects) for 1997 were approximately $9.2 million, most of which related to normal maintenance capital expenditures. Management expects that maintenance capital expenditures for 1998 will be approximately $7.7 million. Additional expenditures for capital projects, including additional restaurant, entertainment and gaming facilities at The Orleans, are expected to cost between $3 million and $5 million in 1998, although no final plans have been developed concerning the scope or timing of those projects.

     Coast Hotels has agreed to provide advances to Coast West sufficient to make payments on the Coast West Lease and other obligations, including project development and site improvement. Pursuant to the indenture under which the 13% First Mortgage Notes were issued, the advances to Coast West cannot exceed $8.0 million in aggregate principal amount at any time outstanding. As of December 31, 1997, Coast Hotels had advanced Coast West $6.4 million related to the Coast West Lease and development activities. Based on the cash requirements of Coast West for lease payments and anticipated development costs, it is likely that during 1998 Coast West will require cash from Coast Hotels (or other sources) that, when added to the outstanding advances from Coast Hotels, would exceed $8 million. Should Coast West not obtain financing from another source for its cash needs in excess of the aggregate $8 million permitted to be advanced to it by Coast Hotels, Coast Hotels would be permitted to continue to make advances to Coast West in excess of $8 million if Coast West becomes a wholly-owned subsidiary of Coast Hotels and remains a guarantor of the 13% First Mortgage Notes. Coast West has no arrangements for financing any such costs in excess of $8 million from other sources.

     Management believes that existing cash balances and operating cash flow will provide the Company with sufficient resources to meet its existing debt obligations and foreseeable capital expenditure requirements at the Company's existing properties.

     The Company has no agreements, arrangements or understandings with respect to financing the development of future properties (see Item 1 - Business - Future Plans). Any future development would be subject to, among other things, the Company's ability to obtain necessary financing.

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


REGULATION AND TAXES

     The Company is subject to extensive regulation by the Nevada gaming authorities. Changes in applicable laws or regulations could have a significant impact on the Company's operations. In 1996, legislation was enacted which established a federal commission to study the gaming industry.

     The gaming industry represents a significant source of tax revenues, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. Proposals in recent years that have not been enacted included a federal gaming tax and increases in state or local taxes.

     Management believes that the Company's recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on the Company's operating results.

     During 1997, the Company recorded a tax benefit of $2.1 million in relation to its loss before income taxes of $6.7 million. This benefit represents the amount to be carried-back to prior taxable income.


IMPACT OF THE YEAR 2000 ISSUE

     The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. If a company's date-sensitive computer programs should recognize a date "00" as the year 1900 rather than the year 2000, miscalculations or a system failure could occur, causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company is currently reviewing all of its computer systems with regard to the Year 2000 Issue and has determined that much of its software is already compliant. For those systems not already compliant, the Company will utilize both internal and external resources to reprogram, replace and test the software for the Year 2000 modifications so that its computer systems will properly recognize and utilize the dates beyond December 31, 1999. Management believes that expenditures for these modifications will not be material. However, the Company may be adversely affected to the extent that vendors and other entities with which it does business are unable to achieve Year 2000 compliance by December 31, 1999.

CERTAIN ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. SFAS 130 requires a separate statement to report components of comprehensive income for each period presented. The provisions of SFAS 130 are effective for fiscal years beginning after December 15, 1997. Management believes that the Company currently does not have items that would require presentation in a separate statement of comprehensive income.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. SFAS 131 will not have a material effect on the Company's financial statements as the required information is either currently being presented by the Company or it is not applicable to the Company.

     In April 1997, the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position (SOP), Reporting on the Costs of Start-up Activities. If issued in its current form, the proposed SOP would require that the Company expense its pre-opening and related promotional expense as incurred rather than capitalize it and amortize it over the estimated period of economic benefit of such costs as is the Company's current policy.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

     The report of independent accountants, consolidated financial statements and financial statement schedules listed in the accompanying index at Item 14 are filed as part of this report. See "Index to Financial Statements."



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         -----------------------------------

     None.

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

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

     The information required by Item 11 will be set forth in the Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     The information required by Item 12 will be set forth in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     The information required by Item 13 will be set forth in the Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------
(a) Financial Statements, Financial Statement Schedules and Exhibits

1.  Financial Statements Index
                                                                                      Page
                                                                                      ----
    Report of Independent Accountants                                                  27
    Audited Financial Statements
         Consolidated Balance Sheets as of December 31, 1996 and 1997                  28
         Consolidated Statements of Income (Loss) for the years ended December
          31, 1995, 1996 and 1997                                                      29
         Consolidated Statements of Stockholders' Equity for the years ended
          December 31, 1995, 1996 and 1997                                             30
         Consolidated Statements of Cash Flows for the years ended December 31,
          1995, 1996 and 1997                                                          31
         Notes to Consolidated Financial Statements                                    32

2.  Financial Statement Schedules Index
         Schedule I - Condensed Financial Information of the Company                   49
         Schedule II - Valuation and Qualifying Accounts                               53

3.  Exhibits Index


                                 EXHIBIT INDEX

Exhibit Number      Description of Exhibit
--------------      -----------------------------------------------------------------------------------
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

    ***10.9         Security Agreement dated January 30, 1996 (Coast West, Inc.)

   ***10.10         Stock Pledge and Security Agreement dated January 30, 1996 (Coast Resorts, Inc.)

   ***10.11         Disbursement and Escrow Agreement dated January 30, 1996

   ***10.12         Pledge and Escrow Agreement dated January 30, 1996

   ***10.13         Collateral Assignment of Contracts dated January 30, 1996

   ***10.14         Escrow Agreement dated January 30, 1996


Exhibit Number      Description of Exhibit
--------------      -----------------------------------------------------------------------------------
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

      10.25         10 7/8% First Mortgage Note due 2001, dated November 21, 1997

      10.26         Indenture dated as of November 21, 1997 among Coast Hotels and Casinos, Inc., the
                    Guarantors, and Firstar Bank of Minnesota, N.A., as Trustee

      10.27         Note Guarantee of Coast Resorts, Inc.

      10.28         Purchase Agreement dated November 21, 1997

      10.29         Security Agreement dated November 21, 1997 (Coast Hotels and Casinos, Inc.)

      10.30         Deed of Trust, Assignment of Rents, Leases and Security Agreement dated November
                    21, 1997

      10.31         Stock Pledge and Security Agreement dated November 21, 1997 (Coast Resorts, Inc.)

      10.32         Pari Passu Intercreditor Agreement dated November 21, 1997

Exhibit Number      Description of Exhibit
--------------      -----------------------------------------------------------------------------------
        *16         Letter re Change in Certifying Accountant

        *21         List of Subsidiaries of Coast Resorts, Inc.

         27         Financial Data Schedule

-------------------------------------
* Previously filed as an exhibit to the Registrant's Form 10 General Form For Registration of Securities, as amended, originally filed on October 3, 1995 (the "Registration Statement")

** Previously filed as an exhibit to Amendment No. 2 to the Registration Statement, filed on January 12, 1996

*** Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.


(b)  REPORTS ON FORM 8-K

     The Company filed no Reports on Form 8-K during the last quarter of the 1996 fiscal year.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on March 31, 1998.

                              COAST RESORTS, INC.

                              By:    /s/  MICHAEL J. GAUGHAN
                                  --------------------------
                                      Michael J. Gaughan
                                     Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                    Title                                               Date
------------------------------------------   ------------------------------------------------    ----------------------
/s/  MICHAEL J. GAUGHAN                       Chairman of the Board of Directors and Chief        March 31, 1998
------------------------------------------    Executive Officer (Principal Executive Officer)
Michael J. Gaughan

/s/ GAGE PARRISH                                   Director and Chief Financial Officer           March 31, 1998
------------------------------------------     (Principal Financial and Accounting Officer)
Gage Parrish

/s/ HARLAN D. BRAATEN                                            Director                         March 31, 1998
------------------------------------------
Harlan D. Braaten

/s/ JERRY HERBST                                                 Director                         March 31, 1998
------------------------------------------
Jerry Herbst

/s/ J. TITO TIBERTI                                              Director                         March 31, 1998
------------------------------------------
J. Tito Tiberti

/s/ CHARLES SILVERMAN                                            Director                         March 31, 1998
------------------------------------------
Charles Silverman

/s/ MICHAEL CORRIGAN                                             Director                         March 31, 1998
------------------------------------------
Michael Corrigan

/s/ JOSEPH A. BLASCO                                             Director                         March 31, 1998
------------------------------------------
Joseph A. Blasco

                         INDEX TO FINANCIAL STATEMENTS
                              COAST RESORTS, INC.

Report of Independent Accountants........................................................................    27

Consolidated Balance Sheets of Coast Resorts, Inc. as of December 31, 1996 and 1997......................    28


Consolidated Statements of Income (Loss) of Coast Resorts, Inc. for the years ended December 31, 1995,
 1996 and 1997...........................................................................................    29


Consolidated Statements of Stockholders' Equity of Coast Resorts, Inc. for the years ended December 31,
 1995, 1996 and 1997...................................................................................      30

Consolidated Statements of Cash Flows of Coast Resorts, Inc. for the years ended December 31, 1995,
 1996 and 1997.........................................................................................      31

Notes to Consolidated Financial Statements...............................................................    32

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Directors and Stockholders of
 Coast Resorts, Inc. and Subsidiaries

  We have audited the consolidated financial statements and financial statement schedules of Coast Resorts, Inc. and subsidiaries as listed in item 14 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coast Resorts, Inc. as of December 31, 1996 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





COOPERS & LYBRAND L.L.P.

Las Vegas, Nevada
March 13, 1998

                      COAST RESORTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1997
                   (Dollars in thousands, except share data)

                                     ASSETS

ASSETS:                                                                          1996                    1997
                                                                        -------------------      -----------------
CURRENT ASSETS:
  Cash and cash equivalents, including restricted cash of $8,186 in 1996           $ 61,567               $ 29,430
  Accounts receivable, less allowance for doubtful accounts
     of $379 (1996) and $194 (1997).....................................              3,659                  5,617
  Inventories...........................................................              6,364                  5,085
  Refundable income taxes...............................................              1,384                  1,772
  Prepaid expenses and other............................................              7,688                 11,118
                                                                        -------------------      -----------------
    TOTAL CURRENT ASSETS................................................             80,662                 53,022
  PROPERTY AND EQUIPMENT, net...........................................            286,580                307,151
  OTHER ASSETS..........................................................              6,780                  6,446
                                                                        -------------------      -----------------

                                                                                   $374,022               $366,619
                                                                        ===================      =================

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable......................................................           $ 11,834               $  9,107
  Accrued liabilities...................................................             25,509                 27,681
  Construction accounts payable.........................................             23,517                  2,491
  Current portion of long-term debt.....................................              6,781                  8,076
                                                                        -------------------      -----------------
    TOTAL CURRENT LIABILITIES...........................................             67,641                 47,355
LONG-TERM DEBT, less current portion....................................            195,764                207,173
DEFERRED INCOME TAXES...................................................              6,639                  8,645
DEFERRED RENT...........................................................              4,929                  9,007
                                                                        -------------------      -----------------
TOTAL LIABILITIES.......................................................            274,973                272,180
                                                                        -------------------      -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 500,000 shares authorized,
    no shares issued and outstanding....................................                 --                     --
  Common stock, $.01 par value, 2,000,000 shares authorized,
    1,494,353 issued and outstanding....................................                 15                     15
  Additional paid-in capital............................................             95,398                 95,398
  Retained earnings (deficit)...........................................              3,636                   (974)
                                                                         -------------------      -----------------
    TOTAL STOCKHOLDERS' EQUITY..........................................             99,049                 94,439
                                                                        -------------------      -----------------
                                                                                   $374,022               $366,619
                                                                        ===================      =================



The accompanying notes are an integral part of these consolidated financial statements.

                      COAST RESORTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
              For the Years Ended December 31, 1995, 1996 and 1997
                 (Dollars in thousands except per share data)

                                                                      1995                        1996                    1997
                                                                      ----                        ----                    ----
OPERATING REVENUES:
   Casino...............................................           $  129,675                  $  148,509               $  211,026
   Food and beverage....................................               38,468                      39,517                   61,724
   Hotel................................................               13,233                      14,700                   28,095
   Other................................................                9,968                      10,635                   19,994
                                                        ---------------------       ---------------------    ---------------------
     GROSS OPERATING REVENUES...........................              191,344                     213,361                  320,839
   Less:  promotional allowances........................              (16,588)                    (17,374)                 (26,956)
                                                        ---------------------       ---------------------    ---------------------
     NET OPERATING REVENUES.............................              174,756                     195,987                  293,883
                                                        ---------------------       ---------------------    ---------------------

OPERATING EXPENSES:
   Casino...............................................               67,782                      72,849                  113,391
   Food and beverage....................................               31,242                      30,768                   48,968
   Hotel................................................                6,692                       6,921                   12,034
   Other................................................                8,537                       8,025                   17,456
   General and administrative...........................               34,186                      39,085                   57,877
   Pre-opening expenses.................................                   --                       7,125                       --
   Land leases..........................................                  515                       2,060                    4,220
   Deferred (non-cash) rent.............................                  431                       1,760                    4,078
   Guaranteed payments to former partners...............                  858                          --                       --
   Depreciation and amortization........................                7,280                       7,883                   18,278
                                                        ---------------------       ---------------------    ---------------------
     TOTAL OPERATING EXPENSES...........................              157,523                     176,476                  276,302
                                                        ---------------------       ---------------------    ---------------------
     OPERATING INCOME...................................               17,233                      19,511                   17,581
                                                        ---------------------       ---------------------    ---------------------

OTHER INCOME (EXPENSES):
   Interest expense:
      Related parties...................................               (3,126)                       (160)                    (148)
      Other.............................................                 (760)                    (22,076)                 (26,191)
   Interest income......................................                  106                       4,791                       98
   Interest capitalized.................................                  235                       7,464                    1,016
   Gain on disposal of equipment........................                   92                          58                      919
                                                        ---------------------       ---------------------    ---------------------
       TOTAL OTHER INCOME (EXPENSES)....................               (3,453)                     (9,923)                 (24,306)
                                                        ---------------------       ---------------------    ---------------------

NET INCOME (LOSS) BEFORE INCOME TAXES...................               13,780                       9,588                   (6,725)
PROVISION (BENEFIT) FOR INCOME TAXES....................                   --                       5,952                   (2,115)
                                                        ---------------------       ---------------------    ---------------------
NET INCOME (LOSS).......................................           $   13,780                  $    3,636               $   (4,610)
                                                        =====================       =====================    =====================

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE OF COMMON
 STOCK..................................................           $       --                       $2.47                   $(3.08)
                                                        =====================       =====================    =====================
WEIGHTED AVERAGE SHARES OUTSTANDING.....................                   --                   1,472,742                1,494,353
                                                        =====================       =====================    =====================

UNAUDITED PRO FORMA DATA (Reflecting reorganization and
 change in tax status)
   Provision (benefit) for income taxes.................                4,823                       3,452                   (2,115)
                                                        ---------------------       ---------------------    ---------------------
   Net Income (loss)....................................           $    8,957                  $    6,136               $   (4,610)
                                                        =====================       =====================    =====================

Basic and diluted net income (loss) per share of common
 stock..................................................           $     8.96                  $     4.17                   $(3.08)
                                                        =====================       =====================    =====================
Weighted average shares outstanding.....................            1,000,000                   1,472,742                1,494,353
                                                        =====================       =====================    =====================

The accompanying notes are an integral part of these consolidated financial statements.

                      COAST RESORTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1995, 1996 and 1997
                             (Dollars in thousands)



                                               Common Stock              Additional                Retained
                                               ------------               Paid-In    Unrealized    Earnings
                                             Shares        Amount         Capital   Gains(Losses) (Deficit)    Total
                                        -----------------------------------------------------------------------------
Balances at January 1, 1995.............    1,000,000          $10        $19,340        $ 13    $ 68,418    $ 87,781
  Net income............................                                                           13,780      13,780
  Change in unrealized gains (losses)
   on marketable securities.............                                                  (13)                    (13)
  Distributions to former partners......                                                          (58,660)    (58,660)
                                        -----------------------------------------------------------------------------
Balances at December 31, 1995...........    1,000,000           10         19,340          --      23,538      42,888
  Exchange of notes payable of
     subsidiary for common stock........      494,353            5         52,520                              52,525
  Reclassification of undistributed
     earnings to additional paid-in
     capital upon termination of
     partnership status.................                                   23,538                 (23,538)
  Net income............................                                                            3,636       3,636
                                        -----------------------------------------------------------------------------
Balances at December 31, 1996...........    1,494,353           15         95,398          --       3,636      99,049
  Net income (loss).....................                                                           (4,610)     (4,610)
                                        -----------------------------------------------------------------------------
Balances at December 31, 1997...........    1,494,353          $15        $95,398        $ --     $  (974)   $ 94,439
                                        =============================================================================



The accompanying notes are an integral part of these consolidated financial statements.

                      COAST RESORTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1995, 1996 and 1997
                             (Dollars in thousands)

                                                                             1995                   1996                    1997
                                                                     ----------------       -----------------       ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss).................................................        $ 13,780               $   3,636              $ (4,610)
                                                                     ----------------       -----------------       ----------------
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:
          Depreciation and amortization..............................           7,280                   7,883                18,278
          Provision for bad debts....................................             411                      94                  (185)

          Gain on disposal of equipment and securities...............             (92)                    (58)                 (919)

          Deferred income taxes......................................              --                   4,234                  (402)

          Deferred rent expense......................................             446                   1,760                 4,078
          Amortization of original issue discount....................              --                     497                   616
          Other non-cash expenses....................................             147                      --                    --
          (Increase) decrease in operating assets:
              Accounts receivable....................................            (267)                 (1,608)               (1,773)

              Income taxes receivable................................              --                  (1,384)                 (388)

              Inventories............................................             854                  (2,286)                1,279
              Prepaid expenses and other.............................              85                  (1,395)               (1,370)

          Increase (decrease) in operating liabilities:
             Accounts payable........................................          (1,057)                  4,307                (2,727)

             Accrued liabilities.....................................             902                   9,204                 2,172
                                                                     ----------------       -----------------       ----------------
              TOTAL ADJUSTMENTS......................................           8,709                  21,248                18,659
                                                                     ----------------       -----------------       ----------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES..............          22,489                  24,884                14,049
                                                                     ================       =================       ================
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures, net of amounts in accounts payable..........         (32,331)               (126,133)              (58,912)

   Proceeds from sale of equipment and securities....................             219                      20                 1,070
                                                                     ----------------       -----------------       ----------------
              NET CASH USED BY INVESTING ACTIVITIES..................         (32,112)               (126,113)              (57,842)
                                                                     ----------------       -----------------       ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt, net of
       discounts and commissions.....................................           4,500                 179,570                19,569
   Proceeds from borrowings under bank lines of credit...............          26,941                   1,045                    --
   Principal payments on bank lines of credit........................          (4,000)                (29,200)                   --
   Principal payments on long-term debt..............................         (10,413)                 (1,826)               (7,913)

   Payments for debt issue costs.....................................          (1,169)                 (1,336)                   --
   Distributions to former partners..................................          (8,660)                     --                    --
                                                                     ----------------       -----------------       ----------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES..............           7,199                 148,253                11,656
                                                                     ----------------       -----------------       ----------------
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS...................          (2,424)                 47,024               (32,137)

CASH AND CASH EQUIVALENTS, at beginning of year......................          16,967                  14,543                61,567
                                                                     ----------------       -----------------       ----------------
CASH AND CASH EQUIVALENTS, at end of year............................        $ 14,543               $  61,567              $ 29,430
                                                                     ================       =================       ================



The accompanying notes are an integral part of these consolidated financial statements.

                              COAST RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BACKGROUND INFORMATION AND BASIS OF PRESENTATION

Background Information

  Coast Resorts, Inc. ("Coast Resorts" or the "Company") is a Nevada corporation and serves as a holding company for Coast Hotels and Casinos, Inc. ("Coast Hotels") and Coast West, Inc. ("Coast West"), also Nevada corporations. Through Coast Hotels, the Company owns and operates the following hotel-casinos in Las Vegas, Nevada:

     -- Gold Coast Hotel and Casino, on Flamingo Road located approximately one mile west of the Las Vegas Strip.

     --  Barbary Coast Hotel and Casino, which is located on the Las Vegas
         Strip.

     -- The Orleans Hotel and Casino, which is located approximately one mile west of the Las Vegas Strip on Tropicana Avenue, opened for business on December 18, 1996.

  Prior to the Reorganization described below, the Gold Coast Hotel and Casino and the Barbary Coast Hotel and Casino had previously been operated independently by Gold Coast Hotel and Casino, a Nevada limited partnership organized in 1986 ("Gold Coast") and Barbary Coast Hotel and Casino, a Nevada partnership organized in 1979 ("Barbary Coast").

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

  Coast West holds the Coast West Lease for future development. Coast West has had no source of income since its inception in September 1995. Coast Hotels has agreed to provide Coast West with advances sufficient to make payments on the Coast West Lease and to fund development costs, up to a maximum of $8.0 million.

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

                              COAST RESORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories

  Inventories, which consist primarily of food and beverage, liquor store, and gift shop merchandise, are valued at the lower of cost or market value (which is determined using the first-in, first-out and the average cost methods) except for the base stocks of bar glassware and restaurant china which are stated at original cost with subsequent replacements charged to expense.

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

  In April 1997, the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position (SOP), Reporting on the Costs of Start-Up Activities. If issued in its current form, the proposed SOP would require that the Company expense its pre-opening and related promotional expense as incurred rather than capitalize it and amortize it over the estimated period of economic benefit of such costs as is the Company's current policy.

 Advertising Costs

  Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Capitalized advertising costs were immaterial at December 31, 1996 and 1997. Advertising expense was $4.3 million, $3.8 million and $7.5 million for the years ended December 31, 1995, 1996 and 1997, respectively.

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

                              COAST RESORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)


Promotional Allowances

  The retail value of hotel accommodations and food and beverage items provided to customers without charge is included in gross revenues and then deducted as promotional allowances, to arrive at net revenues.

  The estimated cost of providing these complimentary services is as follows:

                                                                December 31,
                                                      ---------------------------------
                                                        1995        1996        1997
                                                      ---------   ---------   ---------
                                                               (in thousands)
      Hotel........................................    $ 1,426     $ 1,804      $ 2,023
      Food and beverage............................     14,704      14,725       23,187
                                                       -------     -------      -------
      Total cost of promotional allowances.........    $16,130     $16,529      $25,210
                                                       =======     =======      =======



The cost of promotional allowances has been allocated to expense as follows:

                                                                 December 31,
                                                      ----------------------------------
                                                         1995        1996        1997
                                                      ----------   ---------   ---------
                                                                (in thousands)
   Casino..........................................      $15,232     $15,361     $22,280
   Other...........................................          898       1,168       2,930
                                                         -------     -------     -------
                                                         $16,130     $16,529     $25,210
                                                         =======     =======     =======

                              COAST RESORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)


Slot Club Promotion

  The Company has established promotional slot clubs to encourage repeat business from frequent and active slot customers. Members in the clubs earn points based on slot activity accumulated in the members' account. Points can be redeemed for certain consumer products (typically household appliances), travel, food and beverage and cash. The Company accrues for slot club points expected to be redeemed in the future based on the average cost of items expected to be redeemed.

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

Cash and Cash Equivalents

  The Company considers all highly liquid investments with a remaining maturity at acquisition of three months or less to be cash equivalents. Cash in excess of daily requirements is typically invested in U.S. Government-backed repurchase agreements with maturities of 30 days or less. Such investments are generally made with major financial institutions having a high credit rating. At times, the Company's cash deposited in financial institutions may be in excess of federally insured limits.

Net Income (Loss) Per Common Share

  Net income per common share for the years ended December 31, 1996 and December 31, 1997 is computed by dividing net income by the weighted average number of shares of common stock outstanding, which weighted average totaled 1,472,742 shares and 1,494,353 shares, respectively. Net income per common share for the year ended December 31, 1995 has not been presented as the Company operated as individual partnerships prior to the Reorganization and no common stock was outstanding. Unaudited pro-forma net income per common share has been presented for the year ended December 31, 1995 assuming that the Reorganization occurred on January 1, 1994.

  In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 is effective for periods ending after December 15, 1997 and replaces previously reported earnings per share with "basic", or undiluted, earnings per share and "diluted" earnings per share. Basic earnings per share is computed based on weighted average shares outstanding while diluted earnings per share reflects the additional dilution for all potential dilutive securities, such as stock options and warrants.

     The Company has adopted the provisions of SFAS 128 in its fiscal 1997 financial statements. The retroactive adoption had no impact on the Company's operating results for the year ended December 31, 1996.

                              COAST RESORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Concentration of Credit Risk

  The Company extends credit to casino patrons after background checks and investigations of creditworthiness and does not require collateral. The Company records provisions for potential credit losses and such losses have been within management's expectations. Management believes that as of December 31, 1997, no significant concentration of credit risk exists for which an allowance has not already been determined and recorded.

Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. SFAS 130 requires a separate statement to report components of comprehensive income for each period presented. The provisions of SFAS 130 are effective for fiscal years beginning after December 15, 1997. Management believes that the Company currently does not have items that would require presentation in a separate statement of comprehensive income.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. SFAS 131 will not have a material effect on the Company's financial statements as the required information is either currently being presented by the Company or it is not applicable to the Company.

Reclassifications

  Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform with the 1997 presentation.

                              COAST RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--PROPERTY AND EQUIPMENT

  Major classes of property and equipment consist of the following:


                                                                     DECEMBER 31,
                                                  -----------------------------------------------
                                                            1996                       1997
                                                  --------------------       --------------------
                                                                    (IN THOUSANDS)

Building..........................................            $204,582                   $232,661
Furniture and fixtures............................             133,694                    139,022
                                                  --------------------       --------------------
                                                               338,276                    371,683
Less accumulated depreciation.....................             (68,058)                   (81,733)
                                                  --------------------       --------------------
                                                               270,218                    289,950
Land..............................................              15,232                     15,232
Construction in progress..........................               1,130                      1,969
                                                  --------------------       --------------------
Net property and equipment........................            $286,580                   $307,151
                                                  ====================       ====================

                              COAST RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--LEASES

  The Barbary Coast building is located on land which is leased. The lease term runs through May 2003 with a purchase option and two 30 year renewal options. In addition, the parking lot adjacent to the building is being leased under a 10 year lease which runs through December 2003. Annual rental payments under these leases total $300,000.

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

Future Minimum Lease Payments

  The following is an annual schedule of future minimum lease payments required under operating leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 1997:

                      OPERATING LEASES
                       (in thousands)

      1998.........................          $  4,580
      1999.........................             4,890
      2000.........................             5,000
      2001.........................             5,060
      2002.........................             5,120
      Later years..................           426,387
                                             --------
   Total minimum lease payments....          $451,037
                                             ========

                              COAST RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -- LEASES -(Continued)


Rental Expense

  Rent expense for the years ended December 31, 1995, 1996 and 1997 is as follows:

                                                                    December 31,
                                                       -------------------------------------
                                                          1995          1996         1997
                                                       -----------   ----------   ----------
                                                                  (in thousands)
Occupancy rental....................................        $1,559       $8,597       $8,597
Other equipment.....................................           262          414          900
                                                    ----------------------------------------
                                                            $1,821       $9,011       $9,497
                                                    ========================================


NOTE 5 -- ACCRUED LIABILITIES

  Major classes of accrued liabilities consist of the following:

                                                                           December 31,
                                                                      -----------------------
                                                                         1996         1997
                                                                      ----------   ----------
                                                                        (in thousands)
Slot club liability...............................................      $ 5,010    $6,475
Compensation and benefits.........................................        7,535     8,207
Progressive jackpot payouts.......................................        4,124     4,101
Customer deposits and unpaid winners..............................        2,726     5,069
Deferred sports book revenue......................................          675       871
Taxes.............................................................          975     1,046
Accrued interest expense..........................................        1,116     1,354
Other.............................................................        3,348       558
                                                                        -------   -------
                                                                        $25,509   $27,681
                                                                        =======   =======

                              COAST RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                       December 31,
                                                                        ----------------------------------------
                                                                                1996                1997
                                                                        ----------------------------------------
                                                                                     (in thousands)
Related parties:
----------------

7.5% notes, payable in monthly installments of interest only, with all principal and any unpaid interest due December 31, 2001.  The notes are uncollateralized and are payable to the former partners of Barbary
 Coast and Gold Coast.  Approximately $51,025,000 of the notes were exchanged for Coast Resorts Common Stock on January 16, 1996 as more
 fully described in Note 1..............................................       $  1,975              $  1,975

Non-related parties:
--------------------

13% First Mortgage Notes due December 15, 2002, with interest payable semiannually on June 15 and December 15, net of original issue
discount of $5,293,000 in 1996 and $4,677,000 in 1997...................        169,707               170,323

10 7/8% First Mortgage Notes due November 1, 2001, with interest
payable quarterly on March 15, June 15, September 15 and December 15.                 -                16,800

9.19% note payable, payable in 60 monthly installments of approximately
$750,000, including  principal and interest, collateralized by certain
gaming and other equipment..............................................         29,974                22,481

8.6% note due August 11, 2007, payable in monthly installments of
$26,667 principal plus interest on remaining principal balance,
collateralized by 1980 Hawker aircraft..................................              -                 3,067

Other notes payable.....................................................            889                   603
                                                                         -------------------------------------
                                                                                202,545               215,249
Less:  current portion..................................................          6,781                 8,076
                                                                        --------------------------------------
                                                                               $195,764              $207,173
                                                                        ======================================


  On January 30, 1996, Coast Hotels completed a private placement of $175 million principal amount of 13% First Mortgage Notes Due December 15, 2002 (the "13% First Mortgage Notes"). Interest on the 13% First Mortgage Notes is payable semi-annually commencing June 15, 1996. The 13% First Mortgage Notes are unconditionally guaranteed by the Company, Coast West and certain future Subsidiaries of the Company. Net proceeds from the offering (after deducting original issue discount and commissions) were approximately $164.1 million. Of that amount, (i) approximately $114.8 million was deposited in a construction disbursement account restricted for use by the Company to finance in part the cost of developing, constructing, equipping and opening The Orleans, (ii) approximately $19.3 million was used by the Company to purchase U.S. Government Obligations which were deposited into an interest escrow account restricted to fund the interest payable on the 13% First Mortgage Notes through December 15, 1996 and (iii) approximately $29.2 million was used by the Company to repay all outstanding indebtedness under the Company's New Revolving Facility, which facility was terminated. The balance of approximately $800,000 was used to pay, in part, the estimated offering expenses of $2.4 million.

                              COAST RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -- LONG-TERM DEBT (CONTINUED)

  The 13% First Mortgage Notes are redeemable at the option of the Company at 106.50% and 103.25% of the principal amount thereof during the twelve month periods beginning December 15, 2000 and 2001, respectively. In addition, on or before December 15, 1998, the Company may redeem up to $57.25 million aggregate principal amount of 13% First Mortgage Notes at 110% of the principal amount thereof with the net proceeds of a public offering of Coast Resorts Common Stock subject to certain limitations as outlined in the indenture.

  The indenture governing the 13% First Mortgage Notes (the "Indenture") contains covenants that, among other things, limit the ability of Coast Hotels to pay dividends or make advances to the Company, repay existing indebtedness, incur additional indebtedness, or sell material assets as defined in the Indenture. Additionally, pursuant to the Indenture, if on July 20, 1998 (the twentieth day of the month following the first month in which The Orleans has been operating for 18 months), the Fixed Charge Coverage Ratio (as defined in the Indenture) of Coast Hotels for the most recently ended four full fiscal quarters is less than 1.5 to 1, the Company would be required to consummate an asset sale of the Barbary Coast within one year. The proceeds from such asset sale would be required to be used by the Company to repurchase Notes at a price equal to 101% of the principal amount of such Notes. As of December 31, 1997, the Fixed Charge Coverage Ratio was 1.53 to 1. Based upon recent operating results, management believes that, for the applicable period, the Fixed Charge Coverage Ratio will equal or exceed 1.5 to 1, although no assurance can be given that such Fixed Charge Coverage Ratio will be achieved.

  Coast Hotels has agreed to provide advances to Coast West sufficient to make payments on the Coast West Lease and other obligations, including project development and site improvement. The advances to Coast West are non-interest bearing and, pursuant to the Indenture, cannot exceed $8.0 million in aggregate principal amount at any time outstanding. As of December 31, 1996 and 1997, Coast Hotels had advanced Coast West an aggregate total of $3.2 million and $6.4 million, respectively.

Based on the cash requirements of Coast West for lease payments and anticipated development costs, it is likely that during 1998 Coast West will require cash from advances from Coast Hotels (or from other sources) that, when added to the outstanding advances from Coast Hotels, would exceed the maximum $8.0 million of advances from Coast Hotels permitted under the terms of the Indenture. Should Coast West not obtain financing from another source for its cash needs in excess of the $8.0 million, Coast Hotels would be permitted to continue to make advances to Coast West in excess of $8.0 million, provided that Coast West becomes wholly-owned subsidiary of Coast Hotels and remains a guarantor of the 13% First Mortgage Notes.

  Coast Hotels is permitted by the Indenture governing the 13% First Mortgage Notes to borrow up to an additional $20 million for working capital purposes.
In November 1997, Coast Hotels issued $16.8 million principal amount of 10 7/8% first mortgage notes due November 1, 2001 ("10 7/8% First Mortgage Notes"). The 10 7/8% First Mortgage Notes are collateralized on a pari passu basis with the 13% First Mortgage Notes. Interest on the 10 7/8% First Mortgage Notes is payable quarterly on March 15, June 15, September 15 and December 15. The 10 7/8% First Mortgage Notes are unconditionally guaranteed by the Company and certain future subsidiaries. Net proceeds from the offering (after deducting commissions) were approximately $16.5 million and were used for working capital purposes.

  The 10 7/8% First Mortgage Notes are redeemable at any time prior to November 1, 2001 at a redemption price equal to the principal amount thereof, plus any accrued and unpaid interest plus an "Applicable Premium" as defined in the indenture governing the 10 7/8% First Mortgage Notes. That indenture contains covenants that, among other things, limit the ability of Coast Hotels to pay dividends to the Company, repay existing indebtedness, incur additional indebtedness or sell material assets.


  Maturities on long-term debt are as follows:

Year ending December 31,                        Maturities
-----------------------                      ----------------
                                              (in thousands)
          1998............................           $  8,076
          1999............................              7,905
          2000............................              7,918
          2001............................             19,196
          2002............................            175,323
          Thereafter......................              1,508
                                          -------------------
                                                     $219,926
                                          ===================

                              COAST RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -- INCOME TAXES

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

     The components of the income tax provision (benefit) for the years ended December 31, 1996 and 1997 were as follows:

                                                                                 DECEMBER 31,
                                                                         -------------------------
                                                                             1996           1997
                                                                         ----------      ---------
Federal:                                                                       (IN THOUSANDS)
     Current.............................................................    $1,716        $(1,713)
     Deferred............................................................     4,236           (402)
                                                                         ----------      ---------
                                                                             $5,952        $(2,115)
                                                                         ==========      =========

     The income tax provision (benefit) for the years ended December 31, 1996 and 1997 differs from that computed at the federal statutory corporate tax rate as follows:

                                                                            1996             1997
                                                                         ----------       ----------
                                                                                (IN THOUSANDS)
Federal statutory rate...................................................      34.0%           (34.0%)
Establishment of deferred taxes..........................................      26.1%              --
Other....................................................................       2.0%             2.5%
                                                                         ----------       ----------
     Effective tax rate..................................................      62.1%           (31.5%)
                                                                         ==========       ==========

                              COAST RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 -- INCOME TAXES (Continued)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities at December 31, 1996 and 1997 are as follows:


                                                                             DECEMBER 31,
                                                                -------------------------------------
                                                                      1996                  1997
                                                                ---------------       ---------------
                                                                             (IN THOUSANDS)
Deferred tax assets:
Current:
      Accrued vacation..........................................       $    226              $    565
      Allowance for doubtful accounts...........................            133                   138
      Accrued slot club points..................................            717                   902
      Progressive liabilities...................................          1,059                 1,025
      Accrued medical and other benefits........................            188                   131
      Tax credit................................................             --                   398
      NOL carryforward..........................................             --                 1,617
      Other.....................................................             80                    35
                                                                ---------------       ---------------
           Total Current........................................          2,403                 4,811
                                                                ---------------       ---------------

   Non-current:
      Deferred rent.............................................          1,726                 3,152
                                                                ---------------       ---------------
           Total non-current....................................          1,726                 3,152
                                                                ---------------       ---------------
Total deferred tax assets.......................................          4,129                 7,963
                                                                ---------------       ---------------

Deferred tax liabilities:
   Non-current:
      Property, plant and equipment.............................         (8,365)              (11,797)
                                                                ---------------       ---------------
      Total deferred tax liabilities............................         (8,365)              (11,797)
                                                                ---------------       ---------------

Net deferred tax liability......................................       $ (4,236)             $ (3,834)
                                                                ===============       ===============

  As of December 31, 1997, the Company had a net operating loss carryforward of $4,620,000 which expires in 2012 and a tax credit of $398,000 which the Company can carryforward indefinitely.

                              COAST RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following estimated fair values of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts and estimated fair values of the Company's other financial instruments at December 31, 1997 are as follows:


                                                           CARRYING       FAIR
                                                            AMOUNT        VALUE
                                                           ----------------------
                                                               (in thousands)
                Liabilities:
                Current portion of long-term debt          $  8,076       $  8,076
                First Mortgage Notes                       $170,323       $198,625
                Other long-term debt                       $ 36,850       $ 36,400


  The methods and assumptions are summarized as follows:

  For current portion of long-term debt, the carrying amount approximates fair value due to the short-term nature of such debt. The fair value of the 13% First Mortgage Notes was determined based upon market quotes. For all other long-term debt, the fair value is estimated using a discounted cash flow analysis, based on the incremental borrowing rates currently available to the Company for debt with similar terms and maturity.


NOTE 9 -- CONTINGENCIES AND COMMITMENTS

  The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

                              COAST RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -- RELATED PARTY TRANSACTIONS

  The Company's advertising services are provided by LGT Advertising, a Company owned by several stockholders of Coast Resorts. Advertising expense amounted to approximately $2.8 million, $3.8 million and $7.5 million for the years ended December 31, 1995, 1996 and 1997, respectively.

  The Company received laundry services from Exber, Inc. (dba El Cortez Hotel & Casino). A major stockholder-officer of Exber, Inc. is the father of a major stockholder of Coast Resorts. Laundry expense payable to Exber, Inc. was approximately $1.1 million and $864,000 for the years ended December 31, 1995 and 1996, respectively. The Company discontinued its laundry service from Exber, Inc. in October 1996.

  The Company purchases certain of its equipment and inventory for its operations from RJS, a company owned by the father of a major stockholder and director of Coast Resorts and by the Company's restaurant manager. RJS invoices the Company based on actual costs incurred. For the fiscal years ended December 31, 1995, 1996 and 1997, the Company incurred expense payable to RJS of approximately $388,000, $4.1 million and $1.4 million, respectively.

  The Company purchases wallboards and parlay cards for its race and sports books from Nevada Wallboards, Inc. A major stockholder and director of Coast Resorts is the majority stockholder of Nevada Wallboards, Inc. For the fiscal years ended December 31, 1995, 1996 and 1997, the Company incurred expenses payable to Nevada Wallboards of approximately $123,000, $145,000 and $198,000, respectively.

  A director of the Company is the President and sole stockholder of Yates-Silverman, Inc. which was retained by the Company as the designer of The Orleans and the Coast West project. For the fiscal years ended December 31, 1995, 1996 and 1997, the Company incurred expense payable to Yates-Silverman of approximately $409,000, $508,000 and $177,000, respectively.

  The Company maintains numerous racetrack dissemination contracts with Las Vegas Dissemination, Inc. ("LVD"). The son of a major stockholder and director of Coast Resorts is the president and sole shareholder of LVD. LVD has been granted a license by the Nevada gaming authorities to disseminate live racing for those events and tracks for which it contracts and has been granted the exclusive right to disseminate all pari-mutuel services and race wire services in the State of Nevada. Under these dissemination contracts, the Company pays to LVD an amount based on the wagers accepted for races held at the racetracks covered by the respective contracts. The Company also pays to LVD a monthly fee for race wire services. For the fiscal years ended December 31, 1995, 1996 and 1997, the Company incurred expenses payable to LVD of approximately $149,000, $889,000 and $1.1 million, respectively.

  J.A. Tiberti Construction Company ("Tiberti Construction") has served as the general contractor for the original construction of the Gold Coast and for certain expansions thereof, for the original construction of the Barbary Coast and all expansions thereof and for the original construction and Phase II expansion of The Orleans. The President of Tiberti Construction is a stockholder and director of Coast Resorts and Coast Hotels. For the years ended December 31, 1995, 1996 and 1997, the Company paid approximately $10.9 million, $80.3 million and $26.2 million, respectively, to Tiberti Construction in connection with such construction services.

  As more fully described in Note 5, in December 1995, the Company entered into a ground lease with The Tiberti Company with respect to the land underlying The Orleans. The President of The Tiberti Company is a director and shareholder of Coast Resorts. Amounts paid to the Tiberti Company with respect to the lease were $3.0 million and $2.1 million for the years ended December 31, 1996 and 1997, respectively.

                              COAST RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -- BENEFIT PLANS

401(k) Plans

  In November 1993, the Company adopted separate defined contribution 401(k) plans for eligible employees of the Gold Coast and the Barbary Coast. During 1996, the separate plans were consolidated into one plan. All employees of the Gold Coast and The Orleans are eligible to participate, All employees of the Barbary Coast not covered by a collective bargaining agreement are eligible to participate. The employees may elect to defer up to 15% of their yearly compensation, subject to statutory limits. The Company makes matching contributions of 50% of the first 6% of the employees' contribution. Contribution expense was $1,224,000, $1,176,000 and $842,000 for the years ended December 31, 1995, 1996, and 1997, respectively.

Defined Benefit Plan

  Beginning in 1993, certain employees at the Barbary Coast became covered by a union-sponsored, collectively bargained, multi-employer, defined benefit pension plan. The Barbary Coast contributed $312,000, $274,000 and $313,000 during the years ended December 31, 1995, 1996, and 1997, respectively, for the plan. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.

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

  No awards shall be made under the Plan after the tenth anniversary of the adoption of the Plan. Although shares may be issued after the tenth anniversary of the adoption of the Plan pursuant to awards made prior to such date, no shares shall be issued under the Plan after the twentieth anniversary of adoption of the Plan. As of December 31, 1997, no awards have been made under the Plan.

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

                              COAST RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 -- SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                                             December 31,
                                                                              ------------------------------------------
                                                                                  1995            1996           1997
                                                                              ------------   --------------   ----------
                                                                                            (In Thousands)
Interest paid..............................................................        $ 3,164       $21,607         $25,488
                                                                                   =======       =======         =======
Income taxes paid..........................................................        $    --       $ 3,100         $    --
                                                                                   =======       =======         =======

Supplemental schedule of non-cash investing and financing activities:
          Property and equipment asset acquisitions included in
             accounts payable or financed through notes payable............        $ 3,101       $38,918         $ 2,491
                                                                                   =======       =======         =======

          Distribution to former partners by issuance of notes payable.....        $50,000       $    --         $    --
                                                                                   =======       =======         =======

          Conversion of notes payable to Coast Resorts Common Stock........        $    --       $52,525         $    --
                                                                                   =======       =======         =======

NOTE 13 -- REGULATION OF GAMING OPERATIONS

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

NOTE 14 -- UNAUDITED PRO FORMA DATA

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

                              COAST RESORTS, INC.
                             (Parent Company Only)
                                 BALANCE SHEETS
                           December 31, 1996 and 1997
                   (Dollars in thousands, except share data)

                                                                                             December 31,
                                                                                       -----------------------
                                                                                     1996                  1997
                                                                                ------------           ------------
                                   ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................................           $     3                 $     3
                                                                            ------------------      ------------------
  TOTAL CURRENT ASSETS......................................................                 3                       3
INVESTMENT IN SUBSIDIARIES..................................................            99,102                  94,767
                                                                            ------------------      ------------------
                                                                                       $99,105                 $94,770
                                                                            ==================      ==================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to affiliates...........................................................           $    56                 $   301
Accrued liabilities.........................................................                --                      30
                                                                            ------------------      ------------------
  TOTAL CURRENT LIABILITIES.................................................                56                     331
                                                                            ------------------      ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued
 and outstanding............................................................                --                      --
Common stock, $.01 par value, 2,000,000 shares authorized, 1,494,353
 shares issued and outstanding..............................................                15                      15

Additional paid-in capital..................................................            95,398                  95,398
Retained earnings (deficit).................................................             3,636                    (974)
                                                                            ------------------      ------------------
  TOTAL STOCKHOLDERS' EQUITY................................................            99,049                  94,439
                                                                            ------------------      ------------------
                                                                                       $99,105                 $94,770
                                                                            ==================      ==================

                                                                     SCHEDULE  I

                              COAST RESORTS, INC.
                             (Parent Company Only)
                          STATEMENTS OF INCOME (LOSS)
             For the Years Ended December 31, 1995, 1996 and 1997
                   (Dollars in thousands, except share data)

                                                                       For the year ended December 31,
                                                         --------------------------------------------------------
                                                           1995                   1996                    1997
                                                        ----------             -----------             -----------

Equity interest in income (loss) from subsidiaries.   $      13,780            $       3,689           $      (4,335)
General and administrative expenses................              --                      (81)                   (261)
                                                      -------------            -------------           -------------
Income (loss) before income taxes..................          13,780                    3,608                  (4,596)
Income tax provision (benefit).....................              --                      (28)                     14
                                                      -------------            -------------           -------------

NET INCOME (LOSS)..................................   $      13,780            $       3,636           $      (4,610)
                                                      =============            =============           =============

Basic and diluted net income (loss) per share of
 common stock......................................   $          --            $        2.47           $       (3.08)
                                                      =============            =============           =============

Weighted average common shares outstanding.........              --                1,472,742               1,494,353
                                                      =============            =============           =============


UNAUDITED PRO FORMA DATA (reflecting
   reorganization and change in tax status of
    subsidiaries):
Income (loss) before income taxes..................           8,957                    6,108                  (4,596)
Provision (benefit) for income taxes...............              --                      (28)                     14
                                                      -------------            -------------           -------------
Net income (loss)..................................   $       8,957            $       6,136           $      (4,610)
                                                      =============            =============           =============

Basic and diluted net income (loss) per share of
 common stock......................................   $        8.96            $        4.17           $       (3.08)
                                                      =============            =============           =============

Weighted average common shares outstanding.........       1,000,000                1,472,742               1,494,353
                                                      =============            =============           =============

                                                                      SCHEDULE I

                              COAST RESORTS, INC.
                             (Parent Company Only)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
              For the Years Ended December 31, 1995, 1996 and 1997
                             (Dollars in thousands)

                                                  Common Stock          Additional                      Retained
                                           -------------------------     Paid-In         Unrealized     Earnings
                                              Shares        Amount       Capital        Gains(Losses)   (deficit)     Total
                                           ----------------------------------------------------------------------------------
Balances at December 31, 1994...........      1,000,000      $10          $19,340           $ 13        $ 68,418    $ 87,781
  Net income............................                                                                  13,780      13,780
  Change in unrealized gains (losses)
     on marketable securities...........                                                     (13)                        (13)
  Distributions to former partners......                                                                 (58,660)    (58,660)
                                        ------------------------------------------------------------------------------------
Balances at December 31, 1995...........      1,000,000      10            19,340             --          23,538      42,888
  Exchange of notes payable of
     subsidiary for common stock........        494,353       5            52,520                                     52,525
  Reclassification of undistributed
     earnings to additional paid-in
     capital upon termination of
     partnership status.................                                   23,538                        (23,538)         --
  Net income............................                                                                   3,636       3,636
                                        ------------------------------------------------------------------------------------
Balances at December 31, 1996...........      1,494,353      15            95,398             --           3,636      99,049
  Net (loss)............................                                                                  (4,610)     (4,610)
                                        ------------------------------------------------------------------------------------
Balances at December 31, 1997...........      1,494,353     $15           $95,398           $ --        $   (974)   $ 94,439
                                        ====================================================================================

                                                                      SCHEDULE I

                              COAST RESORTS, INC.
                             (Parent Company Only)
                            STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1995, 1996 and 1997
                             (Dollars in thousands)


                                                                              Year Ended December 31,
                                                              --------------------------------------------------------
                                                                   1995                  1996                1997
                                                              ---------------       --------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................         $ 13,780              $ 3,636             $(4,610)
                                                              --------------        -------------        ------------
  ADJUSTMENTS TO RECONCILE NET INCOME
    (LOSS) TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:
     Equity interest in net (income) loss from
      subsidiaries.........................................          (13,780)              (3,689)              4,335

     Due to affiliates.....................................               --                   53                 245

                                                              --------------        -------------        ------------
        TOTAL ADJUSTMENTS..................................          (13,780)              (3,636)              4,610
                                                              --------------        -------------        ------------
        NET CASH PROVIDED BY
          OPERATING ACTIVITIES.............................               --                   --                  --
                                                              --------------        -------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock...................                4                   --                  --
  Cash used to purchase subsidiaries' stock................               (1)                  --                  --
                                                              --------------        -------------        ------------
        NET CASH PROVIDED BY FINANCING
          ACTIVITIES.......................................                3                   --                  --
                                                              --------------        -------------        ------------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS...............................................                3                   --                  --
CASH AND CASH EQUIVALENTS, at beginning of year............               --                    3                   3
                                                              --------------        -------------        ------------
CASH AND CASH EQUIVALENTS, at end of year..................         $      3              $     3             $     3
                                                              ==============        =============        ============

                                                                     SCHEDULE II


                              COAST RESORTS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1995, 1996 and 1997
                                 (in thousands)

                                                              Additions          Additions
                                          Balance at         Charged to         Charges to
                                           Beginning          Costs and            Other             Deductions         Balance at
              DESCRIPTION                   of Year           Expenses           Accounts               (a)             End of Year
-----------------------------------------------------     --------------     --------------      --------------       --------------

Allowance for doubtful accounts
 (casino receivables)
  Year ended December 31, 1995.........          $382               $423        $       --                 $431                 $374
                                       ==============     ==============     ==============      ==============       ==============


  Year ended December 31, 1996.........          $374               $ 94        $       --                 $ 89                 $379
                                       ==============     ==============     ==============      ==============       ==============


  Year ended December 31, 1997.........          $379               $448        $       --                 $633                 $194
                                       ==============     ==============     ==============      ==============       ==============
