Form 10-Q
period 1998-03-31
COAST RESORTS INC
filed 1998-05-15
CIK 1001865

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                                 _____________
                                   FORM 10-Q


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--   ACT OF 1934

     For the Quarterly Period Ended March 31, 1998

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--   EXCHANGE ACT OF 1934

     For the Transition Period from                   to
                                   -------------------  ------------------

                        Commission file number 0-26922

                              COAST RESORTS, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          NEVADA                                     88-0345704
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                     identification number)

4500 WEST TROPICANA ROAD, LAS VEGAS, NEVADA                 89103
(Address of principal executive offices)                  (Zip code)


                                 (702)365-7000
             (Registrant's telephone number, including area code)

                                     None
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            Yes X   No
                                                        ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Shares of Common Stock outstanding as of March 31, 1998:  1,494,352.94
================================================================================

ITEM 1.  FINANCIAL STATEMENTS


                     COAST RESORTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                           March 31,   December 31,
                                             1998          1997
                                           ---------   ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents............    $ 36,246       $ 29,430
   Accounts receivable, net.............       5,594          5,617
   Other current assets.................      18,325         17,975
                                            --------       --------
     TOTAL CURRENT ASSETS...............      60,165         53,022
PROPERTY AND EQUIPMENT, net.............     304,935        307,151
OTHER ASSETS............................       6,470          6,446
                                            --------       --------
                                            $371,570       $366,619
                                            ========       ========

LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable.....................    $  7,373       $  9,107
   Accrued liabilities..................      33,939         27,681
   Income taxes payable.................         966             --
   Construction accounts payable........          --          2,491
   Current portion of long-term debt....       8,063          8,076
                                            --------       --------
         TOTAL CURRENT LIABILITIES......      50,341         47,355
LONG-TERM DEBT, less current portion....     205,308        207,173
DEFERRED RENT...........................      10,011          9,007
OTHER LIABILITIES.......................       9,081          8,645
                                            --------       --------
           TOTAL LIABILITIES............     274,741        272,180
                                            --------       --------

 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value,
   10,000,000 shares authorized, no
   shares issued and outstanding........         --             --
   Common Stock, $.01 par value,
   75,000,000 shares authorized,
   1,494,353 shares issued and
   outstanding..........................         15             15
   Additional paid - in capital.........     95,398         95,398
   Retained earnings....................      1,416           (974)
                                           --------       --------
   TOTAL STOCKHOLDERS' EQUITY...........     96,829         94,439
                                           --------       --------
                                           $371,570       $366,619
                                           ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     COAST RESORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                   ------------------------
                                                        1998          1997
                                                   ------------- ----------
OPERATING REVENUES:
  Casino.........................................  $   59,179    $   51,901
  Food and beverage..............................      16,578        15,279
  Hotel..........................................       6,937         7,046
  Other..........................................       6,093         4,473
                                                   ------------- ----------
     GROSS OPERATING REVENUES....................      88,787        78,699
  Less:  promotional allowances..................      (7,773)       (6,320)
                                                   ------------- ----------
     NET OPERATING REVENUES......................      81,014        72,379
                                                   ------------- ----------
OPERATING EXPENSES:
  Casino.........................................      31,512        27,712
  Food and beverage..............................      11,734        12,817
  Hotel..........................................       2,712         2,989
  Other..........................................       4,827         3,717
  General and administrative.....................      13,905        16,807
  Deferred rent..................................       1,004         1,019
  Depreciation and amortization..................       4,881         4,719
                                                   ------------- ----------
TOTAL OPERATING EXPENSES.........................      70,575        69,780
                                                   ------------- ----------
     OPERATING INCOME............................      10,439         2,599
                                                   ------------- ----------
OTHER INCOME (EXPENSES):
  Interest expense...............................      (6,764)       (6,480)
  Interest income................................         100            98
  Gain on disposal of assets.....................          25           829
                                                   ------------- ----------
TOTAL OTHER INCOME (EXPENSES)....................      (6,639)       (5,553)
                                                   ------------- ----------
INCOME (LOSS) BEFORE INCOME TAXES................       3,800        (2,954)
INCOME TAX PROVISION (BENEFIT)...................       1,402          (861)
                                                   ------------- ----------
NET INCOME (LOSS)................................  $    2,398    $   (2,093)
                                                   ============= ==========
BASIC AND DILUTED NET INCOME (LOSS)
  PER SHARE OF COMMON STOCK......................       $1.60        $(1.40)
                                                   ============= ==========
SHARES USED IN COMPUTATION OF BASIC
  AND DILUTED NET INCOME (LOSS) PER SHARE........   1,494,353     1,494,353
                                                   ============= ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     COAST RESORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                              Three Months      Three Months
                                                 Ended             Ended
                                              March 31, 1998    March 31, 1997
                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................     $ 2,398          $ (2,093)
                                              --------------    --------------
  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
    Depreciation and amortization...........       4,881             4,719
    Provision for bad debts.................         213                61
    Gain on disposal of assets..............         (25)             (829)
    Other non-cash expenses.................       1,112             1,163
    Changes in assets and liabilities:
     Net increase in accounts
      accounts receivable and other
      assets................................        (440)           (1,945)
     Net increase (decrease) in
      accounts payable and accrued
      liabilities...........................       5,490            (2,320)
                                              ---------------    -------------
  TOTAL ADJUSTMENTS.........................      11,231               849
                                              ---------------    -------------
  NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES.....................      13,629            (1,244)
                                              ---------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................      (4,794)          (21,215)
  Proceeds from disposal of assets..........          25             1,072
                                              ---------------    -------------
  NET CASH USED BY INVESTING ACTIVITIES.....      (4,769)          (20,143)
                                              ---------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt......      (2,044)           (1,943)
                                              ---------------    -------------
  NET CASH USED IN FINANCING ACTIVITIES.....      (2,044)           (1,943)
                                              ---------------    -------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS...........................       6,816           (23,330)
CASH AND CASH EQUIVALENTS, at beginning
 of period..................................      29,430            61,567
                                              ---------------    -------------
CASH AND CASH EQUIVALENTS, at end of
 period.....................................     $36,246          $ 38,237
                                              ===============    =============

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

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND INFORMATION AND BASIS OF PRESENTATION

Background Information

     Coast Resorts, Inc. ("Coast Resorts" or the "Company") is a Nevada corporation and serves as a holding company for Coast Hotels and Casinos, Inc. ("Coast Hotels") and Coast West, Inc. ("Coast West"). Through Coast Hotels, the Company owns and operates the following Las Vegas hotel-casinos:

         .Gold Coast Hotel and Casino, approximately one mile west of the Las
          Vegas Strip on Flamingo Road.

         .Barbary Coast Hotel and Casino, located on the Las Vegas Strip.

         .The Orleans Hotel and Casino, located approximately one mile west of the Las Vegas Strip on Tropicana Avenue.

     Coast West has no operations but holds a long-term lease (the "Coast West Lease") on approximately fifty acres of land in Las Vegas on which the Company may develop and operate a future hotel-casino.

     The Gold Coast and Barbary Coast hotel-casinos had, prior to January 1996, been owned and operated independently by two partnerships, Gold Coast Hotel and Casino, a Nevada limited partnership, and Barbary Coast Hotel and Casino, a Nevada general partnership (collectively, the "Predecessor Partnerships"). On January 1, 1996, the partners of the Predecessor Partnerships completed a reorganization (the "Reorganization") with Coast Resorts. Coast Resorts was formed in September 1995 for the purpose of effecting such Reorganization of the Predecessor Partnerships. Coast Resorts, Gold Coast and Barbary Coast were all related through common ownership and management control.

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

Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 1997. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results for the interim period have been included. The interim results reflected in the unaudited financial statements are not necessarily indicative of expected results for the full year.

                             COAST RESORTS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - ADVANCES TO COAST WEST

     Coast Hotels has agreed to provide advances to Coast West sufficient to make payments on the Coast West Lease and other obligations, including project development and site improvement. The advances to Coast West are non-interest bearing and, pursuant to the indenture governing 13% first mortgage notes issued by Coast Hotels, cannot exceed $8.0 million in aggregate principal amount at any time outstanding. As of March 31, 1998 and December 31, 1997, Coast Hotels had advanced Coast West $6.9 million and $6.4 million, respectively, related to the Coast West Lease and development activities. Coast West is a development stage enterprise and has no source of income and is therefore solely dependent on the advances to be provided by Coast Hotels. There can be no assurance that Coast West will develop a gaming property at the Coast West site or that it will be able to repay any advances made by Coast Hotels.

     Based on the cash requirements of Coast West for lease payments and anticipated development costs, it is likely that during 1998 Coast West will require cash from advances from Coast Hotels (or from other sources) that, when added to the outstanding advances from Coast Hotels, would exceed the maximum $8 million of advances permitted from Coast Hotels. Should Coast West not obtain financing from another source for its cash needs in excess of the $8 million, Coast Hotels would be permitted to continue to make advances to Coast West in excess of $8 million, provided that Coast West becomes a wholly-owned subsidiary of Coast Hotels and remains a guarantor of the 13% first mortgage notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial information regarding the results of operations of the Company:


                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                            ------------------
                                             1998        1997
                                            --------- --------
GOLD COAST
Net operating revenues..................... $32,458    $32,527
Operating income........................... $ 6,674    $ 6,351
EBITDA (1)................................. $ 7,905    $ 7,542

BARBARY COAST
Net operating revenues..................... $10,455    $12,461
Operating income........................... $    62    $   820
EBITDA (1)................................. $   487    $ 1,223

THE ORLEANS
Net operating revenues..................... $38,100    $27,391
Operating income........................... $ 6,062    $(2,481)
EBITDA (1)................................. $ 9,505    $   889
EBITDAR (1)................................ $10,030    $ 1,419

TOTAL (INCLUDING CORPORATE)
Net operating revenues..................... $81,014    $72,379
Operating income........................... $10,439    $ 2,599
EBITDA (1)................................. $16,324    $ 8,337
EBITDAR (1)................................ $17,394    $ 9,390

(1) "EBITDA" is defined as earnings before interest, taxes, depreciation, amortization and deferred (non-cash) rent. "EBITDAR" is defined as earnings before interest, taxes, depreciation, amortization and rent expense (both cash and deferred). EBITDA and EBITDAR should not be construed as alternatives to operating income as an indicator of the company's operating performance, or as alternatives to cash provided by operating activities as an indicator of cash flows or a measure of liquidity. EBITDA and EBITDAR are presented solely as supplemental disclosure because management believes that they are widely used measures of financial performance in the gaming industry.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     Net revenues, operating income and net income all improved in the quarter ended March 31, 1998 compared to the same quarter in 1997, primarily due to improved revenues at the Company's newest hotel-casino, The Orleans. Net revenues for the Company were $81.0 million in the first quarter of 1998 compared to $72.4 million in the first quarter of 1997, an increase of $8.6 million (11.9%). Operating income increased $7.8 million (301.8%) to $10.4 million in the first quarter of 1998 compared to $2.6 million in the first quarter of 1997. Net income for the quarter was $2.4 million compared to a net loss of $2.1 million in 1997.

     The Orleans. The Orleans opened in December 1996 and produced lower-than expected revenues in the first quarter of 1997. Throughout the remainder of 1997, the property expanded its customer base through increased promotional activities, the use of headliner entertainment in the showroom and, in December 1997, the opening of twelve new movie theaters. As a result, net revenues in the first quarter of 1998 were $38.1 million, an increase of $10.7 million (39.1%) over revenues of $27.4 million in the first quarter of 1997. Casino revenues increased 46.4% to $26.5 million compared to $18.1 million in the first quarter of 1997, primarily due to increased table games and slot machine activity. Food and beverage revenues increased 20.6% to $7.8 million due to increased customer volume. Hotel revenues for the first quarter remained relatively flat but other revenues increased $1.8 million to $3.7 million, primarily due to an increase of $1.2 million in the showroom. Despite an increase in operating expenses of $2.2 million in the first quarter of 1998, primarily due to increased casino promotional activities, operating income for the quarter increased $8.6 million to $6.1 million compared to an operating loss of $2.5 million in the first quarter of 1997.

     Gold Coast. Net revenues at the Gold Coast were $32.5 million in each of the first quarters of 1998 and 1997. Casino revenues increased $1.0 million, primarily due to increased slot machine customer wagering volume. Food and beverage revenues in the 1998 first quarter declined $400,000 compared to 1997 due to slightly lower customer volume. An increased supply of rooms in Las Vegas led to a lower average room rate, resulting in a decrease of approximately $200,000 in hotel revenues. A slight decrease in operating expenses, primarily as a result of reduced staffing, resulted in an increase in operating income of approximately $300,000 to $6.7 million in the first quarter of 1998 compared to $6.4 million in 1997.

     Barbary Coast. Net revenues at the Barbary Coast declined $2.0 million (16.1%) to $10.5 million in the first quarter of 1998 compared to $12.5 million in the first quarter of 1997, primarily as a result of a lower-than-expected table games win percentage. In addition, table games customer wagering volume was down 9.3%. Food and beverage revenues were $2.8 million in the first quarter compared to $2.4 million in 1997, due to increased customer volume. Hotel revenues declined slightly due to lower rooms occupancy and a lower average room rate as the Barbary Coast felt the pressure of the increased number of rooms available on the Las Vegas Strip. Operating income decreased to $62,000 in the first quarter of 1998 compared to $820,000 in the first quarter of 1997, primarily as a result of the lower revenues.



LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity have consisted of cash provided by operating activities, bank financing and debt financing. Cash provided by operating activities was $13.6 million in the first quarter of 1998, an increase of $14.8 million over the first quarter of 1997, primarily due to the Company's increased profitability discussed above as well as an increase in accrued liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     In January 1996, Coast Hotels issued $175.0 million principal amount of 13% first mortgage notes due 2002 ("13% First Mortgage Notes"). Additionally, in November 1997, Coast Hotels issued $16.8 million principal amount of 10 7/8% first mortgage notes due 2001 ("10 7/8% First Mortgage Notes"). The indentures pursuant to which the 13% First Mortgage Notes and the 10 7/8% First Mortgage Notes were issued ("the Indentures") contain covenants that, among other things, limit the ability of Coast Hotels to pay dividends or make advances to Coast Resorts, repay existing indebtedness, incur additional indebtedness, or sell material assets as defined in the Indentures. Additionally, pursuant to the Indentures, if on July 20, 1998, the Fixed Charge Coverage Ratio (as defined in the Indenture) of Coast Hotels for the most recently ended four full fiscal quarters is less than 1.5 to 1, the Company would be required to consummate an asset sale of the Barbary Coast within one year. The proceeds from such asset sale would be required to be used by the Company to repurchase Notes at a price equal to 101% of the principal amount of such Notes. As of March 31, 1998, the Fixed Charge Coverage Ratio was 1.82 to 1. Based upon recent operating results, management believes that, for the applicable period, the Fixed Charge Coverage Ratio will equal or exceed 1.5 to 1, although no assurance can be given that such Fixed Charge Coverage Ratio will be achieved.

     The Company's cash requirements, in addition to debt service on the 10 7/8% First Mortgage Notes, the 13% First Mortgage Notes and equipment notes payable, which is anticipated to be approximately $27.0 million in 1998, include land lease payments for its properties, ongoing maintenance capital expenditures at its existing facilities and periodic enhancements to those facilities. The Company's maintenance capital expenditures for 1997 were approximately $9.2 million. Management expects that maintenance capital expenditures for 1998 will be approximately $7.7 million. Additional expenditures for capital projects, including additional restaurant, entertainment and gaming facilities at The Orleans, are expected to cost between $3 million and $5 million in 1998, although no final plans have been developed concerning the scope or timing of those projects. Management believes that existing cash balances and operating cash flow will provide the Company with sufficient resources to meet its existing debt obligations and foreseeable capital expenditure requirements at the Company's existing properties.

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

     Coast Hotels has agreed to provide advances to Coast West sufficient to make payments on the Coast West Lease and other obligations, including project development and site improvement. Pursuant to the Indenture under which the 13% First Mortgage Notes were issued, the advances to Coast West cannot exceed $8.0 million in aggregate principal amount at any time outstanding. As of March 31, 1998, Coast Hotels had advanced Coast West $6.9 million related to the Coast West Lease and development activities. Based on the cash requirements of Coast West for lease payments and anticipated development costs, it is likely that during 1998 Coast West will require cash from Coast Hotels (or other sources) that, when added to the outstanding advances from Coast Hotels, would exceed $8 million. Should Coast West not obtain financing from another source for its cash needs in excess of the aggregate $8 million permitted to be advanced to it by Coast Hotels, Coast Hotels would be permitted to continue to make advances to Coast West in excess of $8 million if Coast West becomes a wholly-owned subsidiary of Coast Hotels and remains a guarantor of the 13% First Mortgage Notes. Coast West has no arrangements for financing any such costs in excess of $8 million from other sources.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



     The Company has no agreements, arrangements or understandings with respect to financing the development of future properties. Any future development would be subject to, among other things, the Company's ability to obtain necessary financing.



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

     The Company is currently reviewing all of its computer systems with regard to the Year 2000 Issue and has determined that much of its software is already compliant. For those systems not already compliant, the Company will utilize both internal and external resources to reprogram, replace and test the software for the Year 2000 modifications so that its computer systems will properly recognize and utilize dates beyond December 31, 1999. Management believes that expenditures for these modifications will not be material. However, the Company may be adversely affected to the extent that vendors and other entities with which it does business are unable to achieve Year 2000 compliance by December 31, 1999.



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that the Company expense its pre-opening and related promotional expense as incurred rather than capitalize it and amortize it over the estimated period of economic benefit of such costs as has been the Company's policy in the past. Effective January 1, 1998, the Company adopted SOP 98-5. The adoption had no impact on the financial position, results of operations or cash flows of the Company as all start-up costs previously capitalized had been expensed in prior periods.



FORWARD LOOKING STATEMENTS

     The statements in this Management's Discussion and Analysis which are not based on historical fact are forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements are subject to risks and uncertainties, including, but not limited to increased competition, both in Nevada and other jurisdictions, dependence on the Las Vegas area and the Southern California region for a majority of the Company's customers and uncertainties associated with construction projects, including the related disruption of operations and the availability of financing, if necessary.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.

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

         None.

Item 5:  Other Information.
         -----------------

         None.

Item 6:  Exhibits and Reports on Form 8-K:
         --------------------------------

         (a)  Exhibits.

              27.  Financial Data Schedule.

         (b)  Reports on Form 8-K.

              There were no reports filed on Form 8-K during the three months ended March 31, 1998.

                                  SIGNATURES
                                  ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 1998               COAST RESORTS, INC., a Nevada corporation


                                  By:   /s/ Gage Parrish
                                     --------------------------------------
                                        Gage Parrish
                                        Vice President and Chief Financial
                                        Officer