Form 10-K/A
period 1997-12-31
COAST RESORTS INC
filed 1998-05-22
CIK 1001865

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ___________

                                  FORM 10-K/A


                              Amendment No. 1 to

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________________ to _________________



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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   ____

     The number of shares of the Registrant's Common Stock outstanding as of March 1, 1998 was 1,494,352.94. The aggregate market value of the Common Stock held by non-affiliates of the Registrant, was $59,864,765 as of March 27, 1998.

This Form 10-K/A amendment to Annual Report on Form 10-K is filed to include the information required in Part III.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.
          --------------------------------------------------

  The following tables set forth the names and ages of the directors and executive officers of the Company, their respective positions and the expiration dates of their respective terms.

                        DIRECTORS AND EXECUTIVE OFFICERS

                                                                                          Term as a
                                                                                          Director
Name                                 Age          Position(s) Held                        Expires
---------------------------------------------------------------------------------------------------
F. Michael Corrigan                   62   Director                                         1998

Charles Silverman                     65   Director                                         1998

Joseph Blasco                         54   Director                                         1998

Michael J. Gaughan                    55   Director, Chairman of the Board                  2000
                                           and Chief Executive Officer

Harlan D. Braaten                     47   Director, President and Chief                    2000
                                           Operating Officer

Jerry Herbst                          59   Director, Vice President, Treasurer              1999
                                           and Assistant Secretary

J. Tito Tiberti                       52   Director, Vice President and Secretary           1999

Gage Parrish                          44   Director, Vice President, Chief Financial        2000
                                           Officer and Assistant Secretary


  MICHAEL J. GAUGHAN. Mr. Gaughan has been a director of the Company since its formation in September 1995 and is the Chairman of the Board and Chief Executive Officer of the Company. He is also a director and Chairman of the Board and Chief Executive Officer of Coast Hotels and Casinos, Inc. ("Coast Hotels") and a director and President of Coast West, Inc. ("Coast West"), both subsidiaries of the Company. Mr. Gaughan was a general partner of the Barbary Coast Hotel and Casino, a Nevada partnership (the "Barbary Coast Partnership"), from its inception in 1979 until January 1, 1996, the effective date of the reorganization (the "Reorganization") in which the Barbary Coast Partnership and the Gold Coast Hotel and Casino, a Nevada limited partnership (the "Gold Coast Partnership" and, together with the Barbary Coast Partnership, the "Predecessor Partnerships"), were consolidated and reorganized pursuant to an Agreement and Plan of Reorganization, as supplemented and amended, entered into among each of the Predecessor Partnerships, Gaughan-Herbst, Inc., the sole general partner of the Gold Coast Partnership, and the Company. Mr. Gaughan served as the managing general partner of the Gold Coast Partnership from its inception in December 1986 until the effective date of the Reorganization. Mr. Gaughan and Mr. Herbst were the sole shareholders of Gaughan-Herbst, Inc., which was the sole corporate general partner of the Gold Coast Partnership prior to the Reorganization. Mr. Gaughan has been involved in the gaming industry since 1960 and has been licensed as a casino operator since 1967.

  HARLAN D. BRAATEN. Mr. Braaten joined the Company as the President, Chief Financial Officer and a director in October 1995, and was appointed Chief Operating Officer in February 1996. Mr. Braaten is also the President and Chief Operating Officer of Coast Hotels. Prior to joining the Company, Mr. Braaten was employed in various capacities, including the general manager and, most recently, senior vice president, treasurer and chief financial officer of Rio Hotel & Casino, Inc. in Las Vegas. From March 1989 to February 1991, Mr. Braaten was vice president, finance of MGM/Marina Hotel and Casino in Las Vegas, Nevada. Prior thereto, from November 1983 to March 1989, Mr. Braaten was property controller for Harrah's in Reno, Nevada. Mr. Braaten has over 18 years of experience in the Nevada gaming market.

  JERRY HERBST. Mr. Herbst has been a director, Vice President, Treasurer and Assistant Secretary of the Company since its formation in September 1995. He is also a director and Vice President, Treasurer and Assistant Secretary of Coast Hotels and of Coast West. Mr. Herbst has been the president of Terrible Herbst Oil Company, an owner and operator of gas stations and car washes, since 1959. Mr. Herbst and Mr. Gaughan were the only shareholders of Gaughan-Herbst, Inc., which was the sole corporate general partner of the Gold Coast Partnership prior to the effective date of the Reorganization. Mr. Herbst has served as a member of the board of directors of Bank of America since 1977 and of Nevada Power Company since 1990.

  J. TITO TIBERTI. Mr. Tiberti has been a director, Vice President and Secretary of the Company since its formation in September 1995. He is also a director and Vice President and Secretary of Coast Hotels and of Coast West.
Mr. Tiberti is the president, a director and a shareholder of, and together with his immediate family controls, J. A. Tiberti Construction Company, Inc. ("Tiberti Construction"), a construction company which served as the general contractor for the construction of The Orleans Hotel and Casino. He has also served as managing partner of The Tiberti Construction Company, a real estate rental and development company, since 1971. The Tiberti Company is the lessor of the real property site for The Orleans. Mr. Tiberti has been involved in the gaming industry for 19 years and was a general partner of the Barbary Coast Partnership prior to the effective date of the Reorganization.

  GAGE PARRISH. Mr. Parrish was named Vice President, Finance, Assistant Secretary and a director of the Company and Coast Hotels in October 1995 and was promoted to Chief Financial Officer in February 1996. Since 1986, he had been the Controller and Chief Financial Officer of the Gold Coast Partnership prior to the effective date of the Reorganization. From 1981 to 1986, Mr. Parrish served as Assistant Controller of the Barbary Coast Partnership. Mr. Parrish is a certified public accountant and has approximately 18 years experience in the gaming industry.

  F. MICHAEL CORRIGAN. Mr. Corrigan was elected as a director of the Company and Coast Hotels effective as of March 1, 1996. Since July 1989, Mr. Corrigan has served as the chief executive officer of Corrigan Investments, Inc., which owns and manages real estate in Nevada and Arizona. In addition, Mr. Corrigan is the chief executive officer of Corstan, Inc., a mortgage servicing company, and was previously the owner, president and chief operating officer of Stanwell Mortgage, a Las Vegas mortgage company.

  CHARLES SILVERMAN. Mr. Silverman was elected as a director of the Company and Coast Hotels effective as of March 1, 1996. Mr. Silverman is the president and sole stockholder of Yates-Silverman, Inc., which specializes in developing theme-oriented interiors and exteriors and is a leading designer of hotels and casinos. Completed projects of Yates-Silverman, Inc. include New York, New York, Excalibur, Circus Circus, Luxor, the Trump Taj Mahal, Trump Castle, and Atlantic City Showboat. Yates-Silverman, Inc. worked on The Orleans. Mr. Silverman has served as the president of Yates-Silverman, Inc. since its inception in 1971.

  JOSEPH BLASCO. Mr. Blasco was elected as a director of the Company and Coast Hotels effective as of December 16, 1996. Since 1984, Mr. Blasco has been a partner in the real estate development partnership which developed in the Spanish Trail community in Las Vegas, a project which includes over 1,200 homes, a 27-hole golf course and a country club. Mr. Blasco is currently the General Manager of United Realty Investments, a property management company in Las Vegas.

  Directors of the Company who are also employees of the Company receive no compensation for service on the Company's Board of Directors or its committees. All other directors receive an annual director's fee of $24,000, payable quarterly in arrears. Directors may also be reimbursed for out-of-pocket expenses incurred in connection with attending Board of Director or committee meetings.

BOARD OF DIRECTORS AND COMMITTEES TO THE BOARD


  The Board of Directors held ten regular meetings during 1997. During 1997, each director attended at least 75% of the aggregate number of meetings of the Board and the respective Committees on which he served while a member thereof. The Board of Directors has two standing committees: the Audit Committee and the Compensation Committee.

  The Audit Committee, which was established in March, 1996, consisted of Messrs. Corrigan and Blasco. The Audit Committee held two meetings during the year 1997. The Audit Committee has responsibility for consulting with the Company's officers regarding the appointment of independent public accountants as auditors, discussing the scope of the auditor's examination and reviewing annual financial statements, related party transactions, potential conflict situations and corporate accounting policies.

  The Compensation Committee, which was established in July, 1996, consisted of Messrs. Corrigan, Silverman and Blasco in 1997. The Compensation Committee held one meeting during the year 1996. No member of the Committee is a former or current officer or employee of the Company or any of its subsidiaries. The functions performed by the Compensation Committee include oversight of executive compensation, review of the Company's overall compensation programs, and administration of certain of the Company's incentive compensation programs.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

  Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, with respect to the fiscal year ended December 31, 1997, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with, except that reports covering one transaction were filed late by each of Messrs. Gaughan and Herbst.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------


  The following table sets forth all compensation paid by the Predecessor Partnerships and the Company during 1995, 1996 and 1997 to each executive officer (the "Named Executive Officers") whose compensation exceeded $100,000 (or would have exceeded $100,000 had such person been employed for the full year), in all capacities in which they served.

                           SUMMARY COMPENSATION TABLE


                                                     ANNUAL COMPENSATION
                                                    ----------------------                    ALL OTHER
NAME AND PRINCIPAL POSITION                  YEAR           SALARY              BONUS        COMPENSATION
------------------------------------------   ----   ----------------------   ------------   ---------------
Michael J. Gaughan........................   1997              $300,000      $      --          $  4,750
   Partner, Gold Coast Partnership and       1996               300,000        195,000             4,750(3)
   Barbary Coast Partnership (1995);         1995                    --             --           628,000(5)
   Chairman of the Board and Chief
   Executive Officer of the Company

Harlan D. Braaten.........................   1997              $250,000       $250,000(4)       $  4,750
 President and Chief Operating Officer,      1996               250,000        162,500                --
 the Company(1)                              1995                34,406(1)          --                --

Gage Parrish..............................   1997              $200,000      $      --          $  4,750
  Chief Financial Officer, Gold Coast        1996               150,000         52,500             3,040(3)
  Partnership and the Company(2)             1995               128,741         25,000             3,840(3)

(1) Mr. Braaten joined the Company in October 1995 as President and Chief Financial Officer of the Company and Coast Hotels. Mr. Braaten was appointed as Chief Operating Officer of the Company and Coast Hotels in February 1996.

(2) Mr. Parrish served as Vice President, Finance and Controller of the Company and Coast Hotels from September 1995 to February 1996, Mr. Parrish was named Chief Financial Officer of the Company and Coast Hotels.

(3) The amount reflects matching contributions paid to the Company's 401(k) Profit Sharing Plan and Trust.

(4) Pursuant to the employment agreement with Harlan Braaten described below, Mr. Braaten received a bonus of $250,000 because Coast Resorts had not made a public offering of its common stock by December 31, 1997.

(5) Amounts shown include guaranteed payments paid to Michael J. Gaughan under the partnership agreements of the Barbary Coast Partnership and the Gold Coast Partnership. Mr. Gaughan received no compensation from the Predecessor Partnerships except as set forth above, although Mr. Gaughan participated pro rata with the other partners in the distributions made by the Predecessor Partnerships.


CERTAIN EMPLOYMENT AGREEMENTS

  The Company has an employment agreement with Mr. Braaten pursuant to which Mr. Braaten is entitled to receive a minimum base salary of $250,000. In addition, in the event of a termination of Mr. Braaten's employment other than for failure to comply with Nevada gaming regulations or his arrest on a felony offense, Mr. Braaten will be entitled to receive a severance payment in an amount equal to one year's base salary plus any pro rata bonus payment to which he is entitled. The agreement also provides that in the event the Company makes an initial public offering of the common stock of the Company, Mr. Braaten will receive an option to acquire a number of shares of such common stock of the Company equal to two percent of the Company's common stock issued and outstanding (giving effect to the initial public offering) at the initial public offering price. The option, if granted, will be vested as of the initial public offering date with respect to one-third of the shares covered thereby, and will vest with respect to one-third of the shares covered thereby on each of the first and second anniversaries of the initial public offering. Mr. Braaten's employment agreement further provides that if Messrs. Gaughan and Herbst cease to own in the aggregate at least five percent of the outstanding stock of the Company, then Mr. Braaten will be entitled to receive $250,000 from the Company if he is terminated by the Company within six months after the date on which the collective ownership of Company stock by Messrs. Gaughan and Herbst is less than five percent of the outstanding stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Until June 1996, the Company did not have a compensation committee or other committee of the Board of Directors performing equivalent functions. During the fiscal year ended December 31, 1995, the compensation paid to Michael J. Gaughan was the same determined pursuant to the terms of the partnership agreements of the Predecessor Partnerships. The compensation paid to Messrs. Gaughan, Braaten and Parrish in fiscal years 1996 and 1997 was determined by the Board of Directors of the Company. All subsequent and future compensation determinations with respect to the Named Executive Officers were recommended by the Compensation Committee and voted upon by those members of the Board of Directors who are not Named Executive Officers.


BONUS PLAN

  In fiscal 1996, the Company established a bonus plan designed to reward executive officers and other key employees for their contributions to the Company's business objectives and operating results. Bonuses may be awarded in the discretion of the Board of Directors based upon achievement of financial targets established by the Board of Directors on an annual basis, and generally will be equal to a percentage of the recipient's base salary, depending on the target achieved.


RETIREMENT PLAN

  The Company maintains a defined contribution (401(k)) plan for its employees. All employees not covered by the collective bargaining agreements are eligible to participate. The employees may elect to defer up to 15% of their annual compensation, subject to statutory limits. The Company makes matching contributions of 50% of the first 6% of the employees' contribution. The Company's contribution expense for the plan was approximately $1,176,000 and $842,000 for the years ended December 31, 1996 and 1997, respectively. In addition to the Company's 401(k) contributions, the Company contributes to multi-employer plans under the collective bargaining agreements at the Barbary Coast. The amount contributed for 1996 and 1997 was approximately $274,000 and $313,000, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------


  The following table sets forth certain information regarding the beneficial ownership of the common stock of the Company as of April 13, 1998 (i) each person who, to the Company's knowledge, owns more than 5% of the outstanding common stock, (ii) each director of the Company, (iii) each other person named in the Summary Compensation Table below and (iv) all directors and executive officers of the Company as a group.

                                                     NUMBER OF
NAME(1)                                               SHARES      PERCENTAGE
-------                                              ---------    ----------
Michael J. Gaughan                                   447,576.04      29.95%
Jerry Herbst                                         255,738.08      17.11%
Jimma Lee Beam                                       104,529.41       6.99%
Franklin Toti                                         99,776.47       6.68%
J. Tito Tiberti                                       92,826.47(2)    6.21%
Harlan D. Braaten                                            --         --
Gage Parrish                                                 --         --
Joseph Blasco                                                --         --
F. Michael Corrigan                                    3,263.24        .22%
Charles Silverman                                            --         --
All directors and executive officers as a group
(8 persons)                                          799,403.83      53.49%

____________________________________

(1) The address of Messrs. Gaughan and Toti is 4500 West Tropicana Avenue, Las Vegas, Nevada 89103. The address of Mr. Herbst is 5195 Las Vegas Boulevard South, Las Vegas, Nevada 89119. The address of Mr. Tiberti is 1806 South Industrial Road, Las Vegas, Nevada 89102. The address of Ms. Beam is 2409 Windjammer Way, Las Vegas, Nevada 89107. The address of Mr. Corrigan is 4100 West Flamingo Road, Las Vegas, Nevada 89103.

(2) Includes 3,475 shares held by Mr. Tiberti's daughter, as to which Mr. Tiberti disclaims beneficial ownership.


  There is no public market for the Company's common stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------


  The Company maintains numerous racetrack dissemination contracts with Las Vegas Dissemination Company, Inc. ("LVD"). John Gaughan, Michael J. Gaughan's son, is the president and sole shareholder of LVD. LVD provides certain dissemination and pari-mutuel services to the Gold Coast, Barbary Coast and The Orleans. LVD has been granted a license by the Nevada Gaming Authorities to disseminate live racing for those events and tracks for which it contracts and has been granted the exclusive right to disseminate all pari-mutuel services and race wire services in the State of Nevada. Under these dissemination contracts, the Company pays to LVD an average of 3% of the wagers accepted for races held at the racetracks covered by the respective contracts. The Company also pays to LVD a monthly fee for race wire services. For the fiscal year ended December 31, 1997, the Company incurred expenses payable to LVD of approximately $1.1 million. The terms on which such services are provided are regulated by the Nevada Gaming Authorities.

  Tiberti Construction served as the general contractor for the original construction of the Gold Coast and for certain expansions thereof, and for the original construction of the Barbary Coast and all expansions thereof. Tiberti Construction was also the general contractor for the construction of The Orleans and for the Phase II expansion in 1997. Tiberti Construction entered into a guaranteed maximum price contract with the Company for the construction of buildings and site improvements for a price not to exceed $100.0 million. This amount was subsequently modified by the parties to $112.5 million. J. Tito Tiberti owns approximately 6.7% of the outstanding common stock of Coast Resorts, and is a director, Vice President and Secretary of the Company and Coast Hotels and a director of Coast West. Mr. Tiberti is the president, a director and shareholder of, and together with his immediate family members, controls Tiberti Construction. For the year ended December 31, 1997 Coast Hotels and Casinos, Inc. incurred expenses payable to Tiberti Construction of approximately $26.2 million.

  The Company has entered into a lease with The Tiberti Company, a Nevada general partnership, with respect to the real property on which The Orleans is located. Mr. Tiberti, a director of the Company and a director and shareholder of Coast Resorts, is the managing partner of The Tiberti Company. For the fiscal year ended December 31, 1997, the Company paid rental expenses to The Tiberti Company of approximately $2.1 million.

  Michael J. Gaughan, Franklin Toti and Leo Lewis are the owners of LGT Advertising, which serves as the advertising agency for the Gold Coast, the Barbary Coast and The Orleans. LGT Advertising purchases advertising for the Company's casinos from third parties and passes any discounts directly through to the Company. LGT Advertising receives no compensation or profit for such activities, and invoices the Company for actual costs incurred. LGT Advertising uses the Company's facilities and employees in rendering its services, but does not pay any compensation to the Company for such use. None of Messrs. Gaughan, Toti or Lewis receives any compensation from LGT Advertising. For the fiscal year ended December 31, 1997, Coast Hotels and Casinos, Inc. incurred expenses payable to LGT Advertising of approximately $7.5 million.

  The Company has purchased certain of its equipment and inventory for its respective operations from RJS, a Nevada corporation that is owned by Michael J. Gaughan's father and Steven Delmont, the Company's restaurant manager ("RJS"). RJS invoices the Company for actual costs incurred. For the fiscal year ended December 31, 1997, the company incurred expenses payable to RJS of approximately $1.4 million.

  Michael J. Gaughan is the majority shareholder of Nevada Wallboards, Inc., a Nevada corporation ("Nevada Wallboards"), which prints wallboards and parlay cards for the use in the Company's race and sports books. Mr. Gaughan receives no compensation from Nevada Wallboards. The Company expects to continue to purchase wallboards and parlay cards from Nevada Wallboards. For the fiscal year ended December 31, 1997, Coast Hotels and Casinos, Inc. incurred expenses payable to Nevada Wallboards of approximately $198,000.

  Charles Silverman, a director of the Company and Coast Hotels is the president of Yates-Silverman, Inc., which has been retained by the Company as the designer of The Orleans. For the fiscal year ended December 31, 1997, Coast Hotels and Casinos, Inc. incurred expenses payable to Yates-Silverman of $176,500.

  The foregoing transactions are believed to have been on terms no less favorable to Coast Hotels and Casinos, Inc. than could have been obtained from unaffiliated third parties and were approved by a majority of the disinterested directors of the Company. Any future transactions between the Company and its officers, directors, principal shareholders or affiliates will be on terms no less favorable to the Company than may be obtained from unaffiliated third parties, and will be approved by a majority of the disinterested directors of the Company.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on May 21, 1998.

                                          COAST RESORTS, INC.



                                          By:    /s/  MICHAEL J. GAUGHAN
                                              --------------------------------
                                                      Michael J. Gaughan
                                                      Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                                          TITLE                                       DATE
---------                                                          -----                                       ----

/s/  MICHAEL J. GAUGHAN                       Chairman of the Board of Directors and Chief                  May 21, 1998
------------------------------------------    Executive Officer (Principal Executive Officer)
Michael J. Gaughan

/s/ GAGE PARRISH                              Director and Chief Financial Officer                          May 21, 1998
------------------------------------------    (Principal Financial and Accounting Officer)
Gage Parrish

/s/ HARLAN D. BRAATEN                         Director                                                      May 21, 1998
------------------------------------------
Harlan D. Braaten

/s/ JERRY HERBST                              Director                                                      May 21, 1998
------------------------------------------
Jerry Herbst

/s/ J. TITO TIBERTI                           Director                                                     May 21, 1998
------------------------------------------
J. Tito Tiberti

/s/ CHARLES SILVERMAN                         Director                                                    May 21, 1998
------------------------------------------
Charles Silverman

/s/ MICHAEL CORRIGAN                          Director                                                    May 21, 1998
------------------------------------------
Michael Corrigan

/s/ JOSEPH A. BLASCO                          Director                                                    May 21, 1998
------------------------------------------
Joseph A. Blasco