Form 10-Q
period 1998-06-30
COAST RESORTS INC
filed 1998-08-14
CIK 1001865

_______________________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
                                  ACT OF 1934
                  For the Quarterly Period Ended June 30, 1998

                                       OR


   ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
        For the Transition Period from ____________ to ____________________


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

                                     NONE
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                -----    ----

               APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of Common Stock outstanding as of June 30, 1998:  1,494,352.94

_______________________________________________________________________________

Item 1.  Financial Statements.

                      COAST RESORTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands, except share data)

                                                                               June 30,                December 31,
                                                                           1998 (unaudited)                1997
                                                                           ---------------             ------------
                             ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.......................................              $ 28,711                  $ 29,430
 Accounts receivable, net........................................                 5,072                     5,617
 Other current assets............................................                18,290                    17,975
                                                                               --------                  --------
    TOTAL CURRENT ASSETS.........................................                52,073                    53,022
PROPERTY AND EQUIPMENT, net......................................               303,334                   307,151
OTHER ASSETS.....................................................                 5,989                     6,446
                                                                               --------                  --------
                                                                               $361,396                  $366,619
                                                                               ========                  ========
                       LIABILITIES AND
                     STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable................................................              $  6,913                  $  9,107
 Accrued liabilities.............................................                24,503                    27,681
 Construction accounts payable...................................                    --                     2,491
 Current portion of long-term debt...............................                 7,971                     8,076
                                                                               --------                  --------
    TOTAL CURRENT LIABILITIES....................................                39,387                    47,355
LONG-TERM DEBT, less current portion.............................               203,543                   207,173
DEFERRED INCOME TAXES............................................                 8,642                     8,645
DEFERRED RENT....................................................                11,016                     9,007
                                                                               --------                  --------
    TOTAL LIABILITIES............................................               262,588                   272,180
                                                                               --------                  --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Preferred Stock, $.01 par value, 10,000,000 shares authorized,
 no shares issued and outstanding................................                    --                        --
 Common Stock, $.01 par value, 2,000,000 shares authorized,
 1,494,353 shares issued and outstanding.............................                15                        15
 Additional paid-in capital......................................                95,398                    95,398
 Retained earnings (deficit).....................................                 3,395                      (974)
                                                                               --------                  --------
    TOTAL STOCKHOLDERS' EQUITY...................................                98,808                    94,439
                                                                               --------                  --------
                                                                               $361,396                  $366,619
                                                                               ========                  ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      COAST RESORTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                 (amounts in thousands, except per share data)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                           JUNE 30,                                 JUNE 30,
                                                --------------------------              --------------------------------
                                                     1998          1997                   1998                   1997
                                                -------------   ----------              ---------             ----------
OPERATING REVENUES:
 Casino.......................................   $   57,856     $   51,679             $  117,035             $  103,581
 Food and beverage............................       16,183         14,903                 32,761                 30,183
 Hotel........................................        7,288          7,288                 14,226                 14,336
 Other........................................        5,986          4,714                 12,079                  9,188
                                                 ----------     ----------             ----------             ----------
    GROSS OPERATING REVENUES..................       87,313         78,584                176,101                157,288
 Less:  promotional allowances................       (7,330)        (6,251)               (15,104)               (12,571)
                                                 ----------     ----------             ----------             ----------
    NET OPERATING REVENUES....................       79,983         72,333                160,997                144,717
                                                 ----------     ----------             ----------             ----------
OPERATING EXPENSES:
 Casino.......................................       30,372         27,805                 61,884                 56,084
 Food and beverage............................       11,829         12,852                 23,563                 26,178
 Hotel........................................        3,010          3,268                  5,721                  6,368
 Other........................................        5,160          4,574                  9,988                  8,905
 General and administrative...................       13,932         14,154                 27,837                 29,163
 Deferred rent................................        1,004          1,019                  2,009                  2,039
 Depreciation and amortization................        5,324          4,764                 10,205                  9,485
                                                 ----------     ----------             ----------             ----------
TOTAL OPERATING EXPENSES......................       70,631         68,436                141,207                138,222
                                                 ----------     ----------             ----------             ----------
    OPERATING INCOME                                  9,352          3,897                 19,790                  6,495
                                                 ----------     ----------             ----------             ----------
OTHER INCOME (EXPENSES):
 Interest expense.............................       (6,869)        (6,550)               (13,634)               (13,030)
 Interest income..............................          190             --                    291                     98
 Gain on disposal of assets...................          117             --                    143                    829
                                                 ----------     ----------             ----------             ----------
TOTAL OTHER INCOME (EXPENSES).................       (6,562)        (6,550)               (13,200)               (12,103)
                                                 ----------     ----------             ----------             ----------
INCOME (LOSS) BEFORE INCOME TAXES.............        2,790         (2,653)                 6,590                 (5,608)
                                                 ----------     ----------             ----------             ----------

INCOME TAX PROVISION (BENEFIT)................          821           (839)                 2,223                 (1,700)
                                                 ----------     ----------             ----------             ----------
NET INCOME (LOSS).............................   $    1,969     $   (1,814)            $    4,367             $   (3,908)
                                                 ==========     ==========             ==========             ==========

BASIC AND DILUTED NET INCOME (LOSS) PER
 SHARE OF COMMON STOCK........................   $     1.32     $    (1.21)            $     2.92             $    (2.62)
                                                 ==========     ==========             ==========             ==========
SHARES USED IN COMPUTATION OF NET INCOME
 (LOSS) PER SHARE.............................    1,494,353      1,494,353              1,494,353              1,494,353
                                                 ==========     ==========             ==========             ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      COAST RESORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                ------------------------------------
                                                                                     1998                    1997
                                                                                   -------                --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).....................................................            $ 4,367                $ (3,908)
                                                                                   -------                --------
 ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Depreciation and amortization.......................................             10,205                   9,485
   Provision for bad debts.............................................                316                      23
   Gain on disposal of assets..........................................               (143)                   (829)
   Deferred income taxes...............................................                 (3)                     16
   Deferred rent.......................................................              2,009                   2,039
   Other non-cash expenses.............................................                338                     295
   Changes in assets and liabilities:
     Net increase in accounts receivable and other assets..............               (609)                 (3,814)
     Net decrease in accounts payable and accrued liabilities..........             (5,372)                 (7,404)
                                                                                   -------                --------
 TOTAL ADJUSTMENTS.....................................................              6,741                    (189)
                                                                                   -------                --------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES...................             11,108                  (4,097)
                                                                                   -------                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures..................................................             (7,846)                (34,077)
 Proceeds from disposal of assets......................................                128                   1,088
                                                                                   -------                --------
 NET CASH USED IN INVESTING ACTIVITIES.................................             (7,718)                (32,989)
                                                                                   -------                --------
CASH FLOW FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt..................................             (4,109)                 (3,852)
                                                                                   -------                --------
 NET CASH USED IN FINANCING ACTIVITIES.................................             (4,109)                 (3,852)
                                                                                   -------                --------
NET DECREASE IN CASH AND CASH EQUIVALENTS..............................               (719)                (40,938)
CASH AND CASH EQUIVALENTS, at beginning of year........................             29,430                  61,567
                                                                                   -------                --------
CASH AND CASH EQUIVALENTS, at end of period............................            $28,711                $ 20,629
                                                                                   =======                ========

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

Reclassifications

       Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

NOTE 2 - ADVANCES TO COAST WEST

     Coast Hotels has agreed to provide advances to Coast West sufficient to make payments on the Coast West Lease and other obligations, including project development and site improvement. The Coast West Lease relates to a parcel of land located in the western area of Las Vegas to be used for future expansion opportunities. The Coast West Lease term runs through December 31, 2055, with three 10-year renewal options, with monthly payments of $166,667 for the year ending December 31, 1995. Thereafter the monthly rent increases by the amount of $5,000 in January of each year. The lease includes a put option exercisable by the landlord requiring the purchase of the land at fair market value at the end of the 20th through 24th years of the lease, provided that the purchase price shall not be less than ten times, nor more than fifteen times, the annual rent at such time. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31,000,000 to approximately $51,000,000 in the years 2014 through 2018. The advances to Coast West are non-interest bearing and, pursuant to the indenture governing 13% first mortgage notes issued by Coast Hotels (the "Indenture"), cannot exceed $8.0 million in aggregate principal amount at any time outstanding unless Coast West becomes a subsidiary of Coast Hotels. As of June 30, 1998 and December 31, 1997, Coast Hotels had advanced Coast West $7.7 million and $6.4 million, respectively, related to the Coast West Lease and development activities. Coast West is a development stage enterprise and has no source of income and is therefore solely dependent on the advances to be provided by Coast Hotels. There can be no assurance that Coast West will develop a gaming property at the Coast West site or that it will be able to repay any advances made by Coast Hotels.

     On July 21, 1998, the Company contributed the capital stock of Coast West to Coast Hotels, as a result of which Coast West became a wholly owned subsidiary of Coast Hotels. Coast West remains a guarantor of the 13% First Mortgage Notes. Pursuant to the terms of the Indenture, Coast Hotels may continue to make advances to Coast West as it is now a wholly owned subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial information regarding the results of operations of the Company:

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                                 ---------------------         ----------------------
                                                   1998         1997             1998          1997
                                                 -------      --------         --------      --------
GOLD COAST
Net operating revenues.............              $31,010      $31,427          $ 63,469      $ 63,955
Operating income...................                6,351        5,674            13,025        12,025
EBITDA (1).........................                7,600        6,883            15,505        14,425

BARBARY COAST
Net operating revenues.............              $10,898      $10,176          $ 21,353      $ 22,639
Operating income...................                  631         (898)              694           (79)
EBITDA (1).........................                1,071         (496)            1,558           727

THE ORLEANS
Net operating revenues.............              $38,075      $30,730          $ 76,175      $ 58,123
Operating income...................                4,533        1,264            10,595        (1,217)
EBITDA (1).........................                8,386        4,663            17,891         5,554
EBITDAR (1)........................                8,911        5,188            18,941         6,009

TOTAL (INCLUDING CORPORATE)
Net operating revenues.............              $79,983      $72,333          $160,997      $144,717
Operating income...................                9,352        3,896            19,790         6,495
EBITDA (1).........................               15,680        9,680            32,004        18,018
EBITDAR (1)........................               16,750       10,736            34,144        19,109

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997 and Six Months ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Net revenues, operating income and net income all improved in the quarter ended and six months ended June 30, 1998, primarily due to improved revenues at
the Company's newest hotel-casino, The Orleans.   Net revenues in the quarter
ended June 30, 1998 were $80.0 million compared to $72.3 million in the same quarter of 1997, an increase of 10.6%. For the six months ended June 30, 1998, net revenues were $161.0 million compared to $144.7 million in the same period in 1997. Operating income in the second quarter of 1998 was $9.4 million compared to $3.9 million in the second quarter of 1997, an increase of 126.0%. For the six months ended June 30, 1998, operating income was $19.8 million, an increase of 204.6% over operating income of $6.5 million in the same period in 1997. Net income in the quarter ended June 30, 1998 was $2.0 million compared to a net loss of $1.8 million in the second quarter of 1997. For the six months ended June 30, 1998, net income was $4.4 million compared to a net loss of $3.9 million in 1997.

     The Orleans. The Orleans opened in December 1996 and generated lower-than-expected revenues in the first half of 1997. During the second half of 1997, the property expanded its customer base through increased promotional activities, the use of headliner entertainment in its showroom and, in December 1997, the opening of twelve new movie theaters. Net revenues in the three months ended June 30, 1998 were $38.1 million, an increase of 23.9% over revenues of $30.7 million in the same quarter in 1997. For the six month period ended June 30, 1998, net revenues were $76.2 million, an increase of 31.1% compared to the first six months of 1997. Casino revenues were up in the second quarter of 1998 (25.1%) and in the six months ended June 30, 1998 (35.0%), primarily as a result of increased slot machine activity. Increased customer volume led to an increase in food and beverage revenues of 27.4% in the quarter ended June 30, 1998 and an increase of 23.9% in the six months ended June 30, 1998. Hotel revenues increased slightly in the quarter and year-to-date, primarily as a result of increased occupancy. Other revenues increased in the second quarter and year-to-date due primarily to higher showroom revenue. Despite an increase in operating expenses of 13.8% in the quarter ended June 30, 1998 and 10.5% for the six months ended June 30, 1998, due primarily to increased casino promotional activities, operating income increased by $3.3 million in the quarter and by $11.8 million year-to-date.

     Gold Coast. Net revenues in the three months and six months ended June 30, 1998 were relatively flat compared to the same periods in 1997, with slight increases in casino revenues and slight decreases in hotel, food and beverage and other revenues. For the quarter ended June 30, 1998, net revenues were $31.0 million, down 1.3% from second quarter 1997 revenues of $31.4 million. Year-to-date, net revenues were $63.5 million, down 0.8% compared to $64.0 million in the first six months of 1997. Operating income in the second quarter of 1998 was $6.4 million, an increase of 11.9% over the second quarter of 1997. Operating income in the first six months of 1998 was $13.0 million, an increase of 8.3% over the first six months of 1997. The increases were due primarily to lower payroll expenses as a result of reduced staffing.

     Barbary Coast. Net revenues in the three months ended June 30, 1998 increased 7.1% to $10.9 million compared to $10.2 million in the three months ended June 30, 1997, primarily as a result of increased customer wagering on slot machines. Additionally, table games revenues were up because of improved win percentages compared to the same quarter in 1997. Increases in slot machine and table games revenues were partially offset by decreases in race book revenues due to lower win percentages. For the six months ended June 30, 1998, net revenues were $21.4 million, down $1.3 million (5.7%).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


compared to the same period in 1997 primarily due to a lower-than-expected table games win percentage in the first quarter of 1998 as well as a lower win percentage in the race book. For the second quarter, operating income was $631,000 compared to a loss of $898,000 in the second quarter of 1997. For the six months ended June 30, 1998, operating income was $694,000 compared to an operating loss of $79,000 in the same period in 1997. Operating expenses declined $808,000 (7.3%) and $2.1 million (9.1%) in the three month and six month periods ended June 30, 1998, respectively, compared to the same periods in 1997, primarily due to decreased promotional expenses in the race book.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity have consisted of cash provided by operating activities, bank financing and debt financing. Cash provided by operating activities was $11.0 million in the first six months of 1998, an increase of $15.1 million over the same period in 1997, primarily due to the Company's increased profitability discussed above.

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

     The Company's cash requirements, in addition to interest on the 10 7/8% First Mortgage Notes, the 13% First Mortgage Notes and equipment notes payable, which is anticipated to be approximately $27.0 million in 1998, include annual principal payments of approximately $7.5 million on the equipment notes payable, land lease payments for its properties, ongoing maintenance capital expenditures at its existing facilities and periodic enhancements to those facilities. The Company's maintenance capital expenditures for 1997 were approximately $9.2 million. Management expects that maintenance capital expenditures for 1998 will be approximately $9.5 million. Management believes that existing cash balances and operating cash flow will provide the Company with sufficient resources to meet its existing debt obligations, lease payments and foreseeable capital expenditure requirements at the Company's existing properties.

     Coast Hotels agreed to provide advances to Coast West sufficient to make payments on the Coast West Lease and other obligations, including project development and site improvement. Pursuant to the Indenture under which the 13% First Mortgage Notes were issued, the advances to Coast West could not exceed $8.0 million in aggregate principal amount at any time outstanding. As of June 30,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     1998, Coast Hotels had advanced Coast West $7.7 million related to the Coast West Lease and development activities. Based on the cash requirements of Coast West for lease payments and anticipated development costs, it is likely that during 1998 Coast West would require cash from the Coast Hotels that, when added to the outstanding advances, would exceed $8 million. On July 21, 1998, the Company contributed the capital stock of Coast West to Coast Hotels, as a result of which Coast West became a wholly owned subsidiary of Coast Hotels. Coast West remains a guarantor of the 13% First Mortgage Notes. Pursuant to the terms of the Indenture, Coast Hotels may make advances to its wholly owned subsidiaries.

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

FORWARD LOOKING STATEMENTS

     The statements in this Management's Discussion and Analysis which are not historical fact are forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements are subject to risks and uncertainties, including, but not limited to increased competition, both in Nevada and other jurisdictions, dependence on the Las Vegas area and the Southern California region for a majority of the Company's customers, uncertainties associated with construction projects, including the related disruption of operations and the availability of financing, which could cause actual results to vary materially from those discussed herein.


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

         None.

Item 5:  Other Information.
         -----------------

         None.

Item 6:  Exhibits and Reports on Form 8-K:
         --------------------------------

         (a)  Exhibits.

              27. Financial Data Schedule.

         (b)  Reports on Form 8-K.

              There were no reports filed on Form 8-K during the three months ended June 30, 1998.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 1998             COAST RESORTS, INC., a Nevada corporation


                                  By: /s/ Gage Parrish
                                      ------------------------
                                      Gage Parrish
                                      Vice President and Chief Financial Officer