Form 10-Q
period 1998-09-30
COAST RESORTS INC
filed 1998-11-16
CIK 1001865

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 1998

                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________________ to_______________________

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

                                     NONE
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Shares of Common Stock outstanding as of September 30, 1998:  1,494,352.94

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     COAST RESORTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         September 30,              December 31,
                                                                        1998 (unaudited)                1997
                                                                    ---------------------     ---------------------
                            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents...................................                  $ 42,010                  $ 29,430
   Accounts receivable, net....................................                     4,599                     5,617
   Other current assets........................................                    17,176                    17,975
                                                                    ---------------------     ---------------------
       TOTAL CURRENT ASSETS....................................                    63,785                    53,022
PROPERTY AND EQUIPMENT, net....................................                   300,549                   307,151
OTHER ASSETS...................................................                     5,897                     6,446
                                                                    ---------------------     ---------------------
                                                                                 $370,231                  $366,619
                                                                    =====================     =====================
                      LIABILITIES AND
                   STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable............................................                  $  5,711                  $  9,107
   Accrued liabilities.........................................                    35,119                    27,681
   Construction accounts payable...............................                        --                     2,491
   Current portion of long-term debt...........................                     7,934                     8,076
                                                                    ---------------------     ---------------------
       TOTAL CURRENT LIABILITIES...............................                    48,764                    47,355
LONG-TERM DEBT, less current portion...........................                   201,750                   207,173
DEFERRED INCOME TAXES..........................................                     8,465                     8,645
DEFERRED RENT..................................................                    12,020                     9,007
                                                                    ---------------------     ---------------------
       TOTAL LIABILITIES.......................................                   270,999                   272,180
                                                                    ---------------------     ---------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value, 10,000,000 shares
    authorized, no shares issued and outstanding...............                        --                        --
   Common Stock, $.01 par value, 2,000,000 shares authorized,
    1,494,353 shares issued and outstanding....................                        15                        15
   Additional paid-in capital..................................                    95,398                    95,398
   Retained earnings (deficit).................................                     3,819                      (974)
                                                                    ---------------------     ---------------------
       TOTAL STOCKHOLDERS' EQUITY..............................                    99,232                    94,439
                                                                    ---------------------     ---------------------
                                                                                 $370,231                  $366,619
                                                                    =====================     =====================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                             SEPTEMBER 30,
                                                    ------------------------------------      ------------------------------------
                                                           1998                 1997                 1998                 1997
                                                    ---------------      ---------------      ---------------      ---------------
OPERATING REVENUES:
   Casino.........................................       $   61,050           $   50,655           $  178,084           $  154,235
   Food and beverage..............................           16,426               15,233               49,187               45,416
   Hotel..........................................            6,919                6,475               21,145               20,811
   Other..........................................            6,579                4,937               18,658               14,112
                                                    ---------------      ---------------      ---------------      ---------------
      GROSS OPERATING REVENUES....................           90,974               77,300              267,074              234,574
   Less:  Promotional allowances..................           (7,903)              (6,859)             (23,006)             (19,430)
                                                    ---------------      ---------------      ---------------      ---------------
      NET OPERATING REVENUES......................           83,071               70,441              244,068              215,144
                                                    ---------------      ---------------      ---------------      ---------------

OPERATING EXPENSES:
   Casino.........................................           31,967               28,239               93,851               84,419
   Food and beverage..............................           11,794               11,616               35,356               37,836
   Hotel..........................................            3,278                3,273                9,000                9,784
   Other..........................................            6,080                4,418               16,068               13,599
   General and administrative.....................           16,090               13,650               43,925               42,258
   Deferred rent..................................            1,004                1,019                3,013                3,058
   Depreciation and amortization..................            5,193                4,743               15,398               14,227
                                                    ---------------      ---------------      ---------------      ---------------
TOTAL OPERATING EXPENSES..........................           75,406               66,958              216,611              205,181
                                                    ---------------      ---------------      ---------------      ---------------
      OPERATING INCOME............................            7,665                3,483               27,457                9,963
                                                    ---------------      ---------------      ---------------      ---------------

OTHER INCOME (EXPENSES)
   Interest expense...............................           (6,895)              (6,577)             (20,529)             (19,607)
   Interest income................................              168                   --                  460                   98
   Interest capitalized...........................               --                  543                   --                  543
   Gain on disposal of assets.....................               15                   52                  157                  895
                                                    ---------------      ---------------      ---------------      ---------------
TOTAL OTHER INCOME (EXPENSES).....................           (6,712)              (5,982)             (19,912)             (18,071)
                                                    ---------------      ---------------      ---------------      ---------------

INCOME (LOSS) BEFORE INCOME TAXES.................              953               (2,499)               7,545               (8,108)
                                                    ---------------      ---------------      ---------------      ---------------

INCOME TAX  PROVISION (BENEFIT)...................              529                 (848)               2,752               (2,549)
                                                    ---------------      ---------------      ---------------      ---------------
NET INCOME (LOSS).................................       $      424           $   (1,651)          $    4,793           $   (5,559)
                                                    ===============      ===============      ===============      ===============

 BASIC AND DILUTED NET INCOME
   (LOSS) PER SHARE OF COMMON STOCK...............       $     .28            $   (1.10)           $    3.21            $   (3.72)
                                                    ===============      ===============      ===============      ===============
 SHARES USED IN COMPUTATION OF NET
   INCOME (LOSS) PER SHARE........................        1,494,353            1,494,353            1,494,353            1,494,353
                                                    ===============      ===============      ===============      ===============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      COAST RESORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                               --------------------------------------
                                                                                      1998                  1997
                                                                               --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..........................................................          $  4,793              $ (5,559)
                                                                               ----------------      ----------------
    ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
        CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization............................................            15,398                14,227
    Provision for bad debts..................................................               352                   112
    Gain on disposal of assets...............................................              (157)                 (895)
    Deferred income taxes....................................................              (180)                  689
    Deferred rent............................................................             3,013                 3,058
    Other non-cash expenses..................................................               484                   453
    Changes in assets and liabilities:
     Net (increase) decrease in accounts receivable and other assets.........               851                (5,078)
     Net increase in accounts payable and accrued liabilities................             4,042                    94
                                                                               ----------------      ----------------
  TOTAL ADJUSTMENTS..........................................................            23,803                12,660
                                                                               ----------------      ----------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES..................................            28,596                 7,101
                                                                               ----------------      ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.......................................................           (10,231)              (45,065)
  Proceeds from disposal of assets...........................................               157                 1,143
  Net reductions to restricted cash equivalents..............................                --                 8,186
                                                                               ----------------      ----------------
  NET CASH USED IN INVESTING ACTIVITIES......................................           (10,074)              (35,736)
                                                                               ----------------      ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt,
    net of discounts and commissions.........................................                --                 3,200
  Principal payments on long-term debt.......................................            (5,942)               (5,832)
                                                                               ----------------      ----------------
  NET CASH USED IN FINANCING ACTIVITIES......................................            (5,942)               (2,632)
                                                                               ----------------      ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................            12,580               (31,267)
CASH AND CASH EQUIVALENTS, at beginning of year..............................            29,430                53,381
                                                                               ----------------      ----------------
CASH AND CASH EQUIVALENTS, at end of period..................................          $ 42,010              $ 22,114
                                                                               ================      ================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     COAST RESORTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND INFORMATION AND BASIS OF PRESENTATION

Background Information

     Coast Resorts, Inc. ("Coast Resorts" or the "Company") is a Nevada corporation and serves as a holding Company for Coast Hotels and Casinos, Inc. ("Coast Hotels"). Through Coast Hotels, the Company owns and operates the following Las Vegas hotel-casinos:

     . Gold Coast Hotel and Casino, approximately one mile west of the Las Vegas Strip on Flamingo Road.

     .    Barbary Coast Hotel and Casino, located on the Las Vegas Strip.

     . The Orleans Hotel and Casino, located approximately one mile west of the Las Vegas Strip on Tropicana Avenue.

     On July 21, 1998, Coast Resorts contributed all of the outstanding common stock of Coast West to Coast Hotels, making Coast West a wholly owned subsidiary of Coast Hotels. Coast West has no operations but holds a long-term lease (the "Coast West Lease") on approximately fifty acres of land in Las Vegas on which Coast Hotels may develop and operate a future hotel-casino.

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

NOTE 2-COAST WEST

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

     The advances to Coast West are non-interest bearing and, pursuant to the indenture governing 13% first mortgage notes issued by Coast Hotels (the "Indenture"), cannot exceed $8.0 million in aggregate principal amount at any time outstanding unless Coast West becomes a subsidiary of Coast Hotels. Based on the cash requirements of Coast West for lease payments and anticipated development costs, it was likely that by September 1998 Coast West would require cash from Coast Hotels that, when added to the outstanding advances from Coast Hotels, would exceed $8.0 million. On July 21, 1998, the Company contributed the capital stock of Coast West to Coast Hotels, as a result of which Coast West became a wholly owned subsidiary of Coast Hotels. Coast West remains a guarantor of the 13% First Mortgage Notes. Pursuant to the terms of the Indenture, Coast Hotels may continue to make advances to Coast West as it is now a wholly owned subsidiary.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial information regarding the results of operations of the Company:

                                               THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                 SEPTEMBER 30,                             SEPTEMBER 30,
                                      ----------------------------------        ---------------------------------
                                            1998                1997                  1998               1997
                                      --------------      --------------        --------------     --------------
GOLD COAST
Net operating revenues.....................  $31,058             $29,994              $ 94,527           $ 93,950
Operating income...........................    5,106               4,822                18,131             16,847
EBITDA (1).................................    6,358               6,029                21,863             20,455

BARBARY COAST
Net operating revenues.....................  $10,507             $10,884              $ 31,860           $ 33,509
Operating income (loss)....................     (152)                611                   541                518
EBITDA (1).................................      298               1,008                 1,855              1,721

THE ORLEANS
Net operating revenues.....................  $41,505             $29,563              $117,681           $ 87,686
Operating income (loss)....................    4,964                 245                15,559               (972)
EBITDA (1).................................    8,672               3,628                26,563              9,182
EBITDAR (1)................................    9,197               4,153                28,138             10,757

TOTAL (INCLUDING CORPORATE)
Net operating revenues.....................  $83,071             $70,441              $244,068           $215,144
Operating income...........................    7,665               3,483                27,457              9,963
EBITDA (1).................................   13,862               9,245                45,868             27,248
EBITDAR (1)...............................    14,932              10,304                49,077             30,417

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)

     Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997 and Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Net revenues, operating income and net income all improved in the quarter ended and nine months ended September 30, 1998, primarily due to improved revenues at the Company's newest hotel-casino, The Orleans. Net revenues in the quarter ended September 30, 1998 were $83.1 million compared to $70.4 million in the same quarter of 1997, an increase of 17.9%. For the nine months ended September 30, 1998, net revenues were $244.1 million compared to $215.1 million in the same period in 1997, an increase of 13.4%. Operating income in the third quarter of 1998 was $7.7 million compared to $3.5 million in the third quarter of 1997, an increase of 120.1%. For the nine months ended September 30, 1998, operating income was $27.5 million, an increase of 175.2% over operating income of $10.0 million in the same period in 1997. Net income in the quarter ended September 30, 1998 was $424,000 compared to a net loss of $1.7 million in the third quarter of 1997. For the nine months ended September 30, 1998, net income was $4.8 million compared to a net loss of $5.6 million in 1997.

     The Orleans. The Orleans opened in December 1996 and generated lower-than-expected revenues in the first half of 1997. During the second half of 1997, the property expanded its customer base through increased promotional activities, the use of headliner entertainment in its showroom and, in December 1997, the opening of twelve new movie theaters. Net revenues in the three months ended September 30, 1998 were $41.5 million, an increase of 40.4% over revenues of $29.6 million in the same quarter in 1997. For the nine month period ended September 30, 1998, net revenues were $117.7 million, an increase of 34.2% compared to the first nine months of 1997. Casino revenues were up in the third quarter of 1998 (47.1%) and in the nine months ended September 30, 1998 (39.1%), primarily as a result of increased slot machine activity. Increased customer volume led to an increase in food and beverage revenues of 25.0% in the quarter ended September 30, 1998 and an increase of 24.3% in the nine months ended September 30, 1998. Hotel revenues increased slightly in the quarter and year-to-date, primarily as a result of increased occupancy. Other revenues increased in the third quarter and year-to-date due primarily to higher showroom revenue. Operating expenses increased 24.6% in the third quarter of 1998, primarily due to company-wide employee wage increases in July and increased casino promotional activities. Additionally, the opening in December 1997 of twelve movie theaters and additional gaming space, coupled with higher summer utility rates, caused an increase in utilities expenses. Operating expenses in the nine months ended September 30, 1998 increased 15.2% compared to the first three quarters in 1997, primarily due to increased casino promotions. Other expenses were up 26.3% for the nine months due to the higher-priced headliner entertainers in the showroom. Despite the increase in operating expenses, operating income increased by $4.7 million in the quarter and by $16.5 million year-to-date.

     Gold Coast. Net revenues in the three months ended September 30, 1998 increased $1.1 million (3.5%) to $31.1 million compared to $30.0 million in the third quarter of 1997, primarily as a result of increased slot machine activity. For the nine months ended September 30, 1998 net revenues were relatively flat compared to the same period in 1997, increasing 0.6% to $94.5 million compared to $94.0 million in 1997. A 3.7% increase in casino revenues was partially offset by slight decreases in food, beverage and hotel revenues. Operating income in the third quarter of 1998 was $5.1 million, an increase of 5.9% over third quarter 1997 operating income of $4.8 million. The increased revenues were partially offset by increased casino promotional expenses as well as company-wide employee wage increases in July 1998. Operating income in the first nine months of 1998 was $18.1 million, an increase of 7.6% over operating income of $16.8 million in the first nine months of 1997. Reduced staffing and lower food and beverage cost of sales contributed to lower operating expenses in the nine months.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)

     Barbary Coast. Net revenues in the three months ended September 30, 1998 decreased 3.5% to $10.5 million compared to $10.9 million in the three months ended September 30, 1997, primarily as a result of a decrease in table games win percentages, the removal of live keno and lower wagering volume in the race book. For the nine months ended September 30, 1998, net revenues were $31.9 million, down $1.6 million (4.9%) compared to the same period in 1997 primarily due to a lower-than-expected table games win percentage. For the third quarter, the Barbary Coast had an operating loss of $152,000 compared to operating income of $611,000 in the third quarter of 1997. For the nine months ended September 30, 1998, operating income was $541,000 compared to $518,000 in the same period in 1997. Operating expenses increased $387,000 (3.8%) in the third quarter of 1998 compared to the same period in 1997, primarily due to increased promotional expenses in the slot machine area. For the nine months ended September 30, 1998, operating expenses decreased $1.7 million (5.1%), primarily due to lower race book expenses attributable to a reduction in business in that area.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $28.6 million in the first nine months of 1998, an increase of $21.5 million over the same period in 1997, primarily due to the Company's increased profitability discussed above.

     In January 1996, Coast Hotels issued $175.0 million principal amount of
13% first mortgage notes due 2002 ("13% First Mortgage Notes"). Additionally, in November 1997, the Company issued $16.8 million principal amount of 10 7/8% first mortgage notes due 2001 ("10 7/8% First Mortgage Notes"). The indentures pursuant to which the 13% First Mortgage Notes and the 10 7/8% First Mortgage Notes were issued ("the Indentures") contain covenants that, among other things, limit the ability of Coast Hotels to pay dividends or make advances to the Company, repay subordinated indebtedness, incur additional indebtedness, or sell material assets as defined in the Indentures.

     The Company's cash requirements, in addition to interest which is anticipated to be approximately $27.0 million in 1998, include annual principal payments of approximately $7.5 million on the equipment notes payable, land lease payments of approximately $4.3 million, ongoing maintenance capital expenditures at its existing facilities and periodic enhancements to those facilities. The Company's maintenance capital expenditures for 1997 were approximately $9.2 million. Management expects that maintenance capital expenditures for 1998 will be approximately $10.5 million. Management believes that existing cash balances and operating cash flow will provide the Company with sufficient resources to meet its existing debt and lease payment obligations and foreseeable capital expenditure requirements at the Company's existing properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Coast Hotels agreed to provide advances to Coast West sufficient to make payments on the Coast West Lease and other obligations, including project development and site improvement. Pursuant to the Indenture under which the 13% First Mortgage Notes were issued, the advances to Coast West could not exceed $8.0 million in aggregate principal amount at any time outstanding unless Coast West became a subsidiary of Coast Hotels. Based on the cash requirements of Coast West for lease payments and anticipated development costs, it was likely that by September 1998 Coast West would require cash from Coast Hotels that, when added to the outstanding advances from Coast Hotels, would exceed $8.0 million. On July 21, 1998, The Company contributed the capital stock of Coast West to Coast Hotels, as a result of which Coast West became a wholly owned subsidiary of Coast Hotels. Coast West remains a guarantor of the 13% First Mortgage Notes. Pursuant to the terms of the Indenture, Coast Hotels may make advances to its wholly owned subsidiaries without limit.

     The Company has no agreements, arrangements or understandings with respect to financing the development of future properties. Any future development would be subject to, among other things, the Company's ability to obtain necessary financing.

YEAR 2000

     Many currently installed computer systems and other equipment with embedded computer chips cannot recognize dates after December 31, 1999. Beginning in the year 2000, companies with such systems, software or equipment may experience difficulties due to their reliance on them. This situation involving the year 2000 is commonly referred to as the "Y2K" problem.

     The Company utilizes computer systems in virtually all areas of its hotel-casino operations. Should the Company or certain of its vendors not be "Y2K compliant," the operations of its hotel-casinos could be disrupted for an indeterminate period of time, potentially having a material adverse impact on its results of operations. Possible consequences of the Company not being Y2K compliant include, but are not limited to, problems with the compiling of financial information in the Company's back-office accounting, purchasing, inventory and payroll systems. Additionally, disruptions could occur to hotel reservations operations, hotel check-in/check-out procedures, point-of-sale transactions in food, beverage and retail areas, race and sports book wagering and the updating and accumulation of slot machine player marketing information. Additionally, embedded microchips in certain systems such as elevators, escalators and the heating, ventilation and air conditioning could lead to interruptions in service. All of these problems could inconvenience hotel and casino customers, resulting in a loss of business.

     The Company could also be exposed to Y2K problems should certain of its suppliers have disruptions to their operations due to Year 2000 problems. The Company does not consider these problems to be as significant as those with its own systems because in most instances it could find alternate vendors for its supplies, but Y2K problems for certain suppliers, such as utility providers, could result in disruptions to hotel-casino operations for an indeterminate period of time. Additionally, should providers of financial services such as ATM's, credit card processing and credit card cash advance experience Y2K problems, the Company's operations could be adversely affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONTINUED)

     The Company recognizes the need to ensure its operations will not be adversely affected by Y2K and has taken steps to update its systems, where necessary, including replacing or updating software and equipment. Since 1997, the Coast Hotels' Management Information Systems department has attempted to identify all areas where Y2K could pose a problem. To assist them in their effort and to further help identify potential problem areas, in October 1998 the Company retained the services of an advisor to review the Company's Y2K program.

     As of November 1, 1998, the Company has identified and updated or is in the process of updating those systems and programs that it deems most critical to the day-to-day operations of its hotel-casinos. The Company currently uses Year 2000 compliant J.D. Edwards software for its accounting, human resources, payroll, inventory and purchasing systems. Based on representations from its vendors, the Company anticipates that its other essential computer systems, including its hotel front desk and reservations, retail point of sale, bowling center, race and sports wagering and casino player tracking and marketing systems, will be Y2K compliant by July 1999, although no assurances can be made to that effect. It is estimated that the total cost to identify and correct potential Y2K problems will be approximately $2.0 million, approximately $200,000 of which has been spent to date. All costs related to software modification, as well as all costs associated with the Company's Y2K project, are being expensed as incurred and are included in the cost estimate referred to above. Although the Company has not developed a Y2K contingency plan to date, it will continue to assess Y2K risk to determine if such a plan is necessary.

ACCOUNTING PRONOUNCEMENTS

     In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. SFAS 130 requires a separate statement to report components of comprehensive income for each period presented. The provisions of SFAS 130 are effective for fiscal years beginning after December 15, 1997. Management believes that the Company currently does not have items that would require presentation in a separate statement of comprehensive income.

     In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. SFAS 131 will not have a material effect on the Company's financial statements as the required information is either currently being presented by the Company or it is not applicable to the Company.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)

FORWARD LOOKING STATEMENTS

     The statements in this Management's Discussion and Analysis which are not historical fact are forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements are subject to risks and uncertainties, including, but not limited to, increased competition, both in Nevada and other jurisdictions, dependence on the Las Vegas area and the Southern California region for a majority of the Company's customers, uncertainties associated with the Y2K problem and uncertainties associated with construction projects, including the related disruption of operations and the availability of financing, if necessary, which could cause actual results to vary materially from those discussed herein.

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

          None.

Item 5:  Other Information.
         -----------------

          None.

Item 6:  Exhibits and Reports on Form 8-K:
         --------------------------------

          (a)  Exhibits.

               27.  Financial Data Schedule.

          (b)  Reports on Form 8-K.

               There were no reports filed on Form 8-K during the three months ended September 30, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 1998           COAST RESORTS, INC., a Nevada corporation

                                  By: /s/ Gage Parrish
                                     --------------------------------------
                                      Gage Parrish
                                      Vice President and Chief Financial Officer