Form 10-Q
period 1999-03-31
COAST RESORTS INC
filed 1999-05-17
CIK 1001865

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                             ____________________

                                   FORM 10-Q

(Mark One)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
                                  ACT OF 1934
                 For the Quarterly Period Ended March 31, 1999

                                       OR


---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934
      For the Transition Period from ____________________to___________________

                        Commission file number 333-4356
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                _____     ______

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Shares of Common Stock outstanding as of March 31, 1999:  1,489,353

================================================================================

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      COAST RESORTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands, except share data)


                                                                           March 31, 1999              December 31,
                                                                            (unaudited)                    1998
                                                                          -----------------           -----------------
                             ASSETS
CURRENT ASSETS:
 Cash and cash equivalents......................................          $          35,700           $          41,598
 Accounts receivable, net.......................................                      8,223                       4,301
 Other current assets...........................................                     15,845                      14,032
                                                                          -----------------           -----------------
 TOTAL CURRENT ASSETS...........................................                     59,768                      59,931
PROPERTY AND EQUIPMENT, net.....................................                    302,892                     301,252
OTHER ASSETS....................................................                      8,495                       5,644
                                                                          -----------------           -----------------
                                                                          $         371,155           $         366,827
                                                                          =================           =================
                        LIABILITIES AND
                      STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable...............................................          $           6,214           $           9,888
 Accrued liabilities............................................                     27,913                      26,976
 Current portion of long-term debt..............................                      7,817                       7,905
                                                                          -----------------           -----------------
 TOTAL CURRENT LIABILITIES......................................                     41,944                      44,769
LONG-TERM DEBT, less current portion............................                    233,981                     199,954
DEFERRED INCOME TAXES...........................................                         --                       6,654
DEFERRED RENT...................................................                     13,988                      13,024
                                                                          -----------------           -----------------
 TOTAL LIABILITIES..............................................                    289,913                     264,401
                                                                          -----------------           -----------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 500,000 shares authorized,
    none issued and outstanding.................................                         --                          --
 Common stock, $.01 par value, 2,000,000 shares authorized,
   1,489,353 shares issued and outstanding......................                         15                          15
 Additional paid-in capital.....................................                     95,398                      95,398
 Treasury stock.................................................                       (500)                         --
 Retained earnings (deficit)....................................                    (13,671)                      7,013
                                                                          -----------------           -----------------
 TOTAL STOCKHOLDERS' EQUITY.....................................                     81,242                     102,426
                                                                          -----------------           -----------------
                                                                          $         371,155           $         366,827
                                                                          =================           =================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      COAST RESORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1999 and 1998
           (amounts in thousands, except share and per share amounts)
                                  (unaudited)


                                                                               Three Months Ended
                                                                                   March 31,
                                                                  ---------------------------------------------
                                                                        1999                        1998
                                                                  -----------------           -----------------
OPERATING REVENUES:
 Casino.................................................          $          66,057           $          59,179
 Food and beverage......................................                     17,775                      16,578
 Hotel..................................................                      7,877                       6,937
 Other..................................................                      7,046                       6,093
                                                                  -----------------           -----------------
   GROSS OPERATING REVENUES.............................                     98,755                      88,787
 Less:  promotional allowances..........................                     (8,689)                     (7,773)
                                                                  -----------------           -----------------
   NET OPERATING REVENUES...............................                     90,066                      81,014
                                                                  -----------------           -----------------

OPERATING EXPENSES:
 Casino.................................................                     32,046                      31,512
 Food and beverage......................................                     11,776                      11,734
 Hotel..................................................                      3,041                       2,712
 Other..................................................                      5,969                       4,827
 General and administrative.............................                     15,425                      13,905
 Deferred rent..........................................                        964                       1,004
 Depreciation and amortization..........................                      5,210                       4,881
                                                                  -----------------           -----------------
TOTAL OPERATING EXPENSES................................                     74,431                      70,575
                                                                  -----------------           -----------------

   OPERATING INCOME.....................................                     15,635                      10,439
                                                                  -----------------           -----------------

OTHER INCOME (EXPENSES)
 Interest expense, net..................................                     (6,299)                     (6,664)
 Gain on disposal of assets.............................                         --                          25
                                                                  -----------------           -----------------
TOTAL OTHER INCOME (EXPENSES)...........................                     (6,299)                     (6,639)
                                                                  -----------------           -----------------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM.......                      9,336                       3,800
                                                                  -----------------           -----------------

Income tax provision....................................                      3,013                       1,402
                                                                  -----------------           -----------------

NET INCOME BEFORE EXTRAORDINARY ITEM....................                      6,323                       2,398
                                                                  -----------------           -----------------

Extraordinary item - loss on early retirement of debt,
 net of applicable income tax benefit ($14,543).........                    (27,007)                         --
                                                                  -----------------           -----------------
NET INCOME (LOSS).......................................          $         (20,684)          $           2,398
                                                                  =================           =================

INCOME (LOSS) PER SHARE OF COMMON STOCK
Basic and diluted income before extraordinary item......          $            4.25           $            1.60
                                                                  =================           =================
Basic and diluted net income (loss).....................          $          (13.89)          $            1.60
                                                                  =================           =================
SHARES USED IN COMPUTATION OF BASIC AND DILUTED
 INCOME (LOSS) PER SHARE................................                  1,489,353                   1,494,353
                                                                  =================           =================

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                      COAST RESORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1999 and 1998
                             (amounts in thousands)
                                  (unaudited)

                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                     --------------------------------------------
                                                                                           1999                       1998
                                                                                     -----------------           ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)..........................................................          $        (20,684)          $          2,398
                                                                                      -----------------           -----------------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization............................................                     5,210                      4,881
   Provision for bad debts..................................................                       173                        213
   Gain on disposal of assets...............................................                        --                        (25)
   Deferred income taxes....................................................                    (8,065)                        --
   Deferred rent............................................................                       964
   Loss on early retirement of debt.........................................                    41,550                         --
   Other non-cash expenses..................................................                       124                      1,112
   Changes in assets and liabilities:
     Net increase in accounts receivable and other assets...................                    (5,713)                      (440)
     Net increase (decrease) in accounts payable and accrued liabilities....                    (2,737)                     5,490
                                                                                       ----------------            ---------------
 TOTAL ADJUSTMENTS..........................................................                    31,506                     11,231
                                                                                      ----------------            ---------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES..................................                    10,822                     13,629
                                                                                      ----------------            ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures.......................................................                    (6,532)                    (4,794)
 Proceeds from disposal of assets...........................................                        --                         25
                                                                                      ----------------            ---------------
 NET CASH USED IN INVESTING ACTIVITIES......................................                    (6,532)                    (4,769)
                                                                                      ----------------            ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt, net of issuance costs............                   168,521                         --
 Early retirement of debt...................................................                  (223,017)                        --
 Principal payments on long-term debt.......................................                    (2,192)                    (2,044)
 Proceeds from borrowings under bank line of credit.........................                    47,000                         --
 Repurchase of common stock.................................................                      (500)                        --
                                                                                      ----------------            ---------------
 NET CASH USED IN FINANCING ACTIVITIES......................................                   (10,188)                    (2,044)
                                                                                      ----------------            ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................                    (5,898)                     6,816
CASH AND CASH EQUIVALENTS, at beginning of period...........................                    41,598                     29,430
                                                                                      ----------------           ----------------
CASH AND CASH EQUIVALENTS, at end of period.................................          $         35,700           $         36,246
                                                                                      ================           ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              COAST RESORTS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Year Ended December 31, 1998 and
                   For the Three Months Ended March 31, 1999
                             (dollars in thousands)



                                            Common Stock                              Retained
                                   -----------------------------     Additional       Earnings         Treasury
                                         Shares         Amount    Paid-In Capital     (Deficit)          Stock           Total
                                 -------------------------------------------------------------------------------------------------
Balances at December 31, 1997....       1,494,353       $   15      $     95,398      $      (974)      $              $    94,439
 Net income......................                                                           7,987                            7,987
                                        ---------       ---------   ------------      -----------       --------       -----------
Balances at December 31, 1998....       1,494,353           15            95,398            7,013             --           102,426
 Repurchase of common stock......          (5,000)                                                          (500)             (500)
 Net loss........................                                                         (20,684)                         (20,684)
                                        ---------       ---------   ------------      -----------       --------       -----------
Balances at March 31, 1999.......       1,489,353       $   15      $     95,398      $   (13,671)      $   (500)      $    81,242
                                        =========       =========   ============      ===========       ========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                              COAST RESORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND INFORMATION AND BASIS OF PRESENTATION

Background Information

     Coast Resorts, Inc. ("Coast Resorts" or the "Company") is a Nevada corporation and serves as a holding company for Coast Hotels and Casinos, Inc. ("Coast Hotels"). Through Coast Hotels, we own and operate the following Las Vegas hotel-casinos:

  . The Orleans Hotel and Casino, located approximately one mile west of the Las Vegas Strip on Tropicana Avenue.
  . Gold Coast Hotel and Casino, approximately one mile west of the Las Vegas Strip on Flamingo Road.
  .  Barbary Coast Hotel and Casino, located on the Las Vegas Strip.

     The Gold Coast and Barbary Coast hotel-casinos were, prior to January 1996, owned and operated independently by two partnerships, Gold Coast Hotel and Casino, a Nevada limited partnership, and Barbary Coast Hotel and Casino, a Nevada general partnership. On January 1, 1996, the partners of the two partnerships completed a reorganization (the "Reorganization") with Coast Resorts. Coast Resorts was formed in September 1995 to effect the Reorganization. Coast Resorts, Gold Coast and Barbary Coast were all related through common ownership and management control.

     In the Reorganization, the partners of the Gold Coast partnership and the Barbary Coast partnership transferred their respective partnership interests to Coast Resorts in exchange for an aggregate of 1,000,000 shares of common stock, par value $.01 per share, of Coast Resorts ("Coast Resorts Common Stock").
Coast Resorts immediately contributed to Coast Hotels all of the assets and liabilities of the Predecessor Partnerships other than those relating to the Coast West Lease (as defined herein), which Coast Resorts contributed to its wholly owned subsidiary, Coast West, Inc. ("Coast West"). However, on July 21, 1998, Coast Resorts contributed all of the outstanding common stock of Coast West to Coast Hotels, making Coast West a wholly owned subsidiary of Coast Hotels. On March 23, 1999, Coast West was merged into Coast Hotels. The Coast West Lease is a long-term lease on approximately 50 acres of land in Las Vegas on which the Company may develop and operate a future hotel-casino. Coast Resorts retained the liability for an aggregate principal amount of $51.0 million in notes payable to former partners and retained the liability for $1.5 million relating to demand notes due to a related party (the "Exchange Liabilities"). On January 16, 1996, the Exchange Liabilities were exchanged for 494,353 shares of Coast Resorts Common Stock, based upon management's estimate of the fair market value of such Coast Resorts Common Stock.

Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 1998. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results for the interim period have been included. The interim results reflected in the unaudited financial statements are not necessarily indicative of expected results for the full year.

                              COAST RESORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LONG-TERM DEBT

  Long-term debt consists of the following as of March 31, 1999 and December 31, 1998:


                                                                                  March 31,              December 31,
                                                                                    1999                     1998
                                                                                ---------------          ---------------
                                                                                              (in thousands)
9.5% senior subordinated notes due April 2009.........................          $       175,000          $            --

$75.0 million, reducing revolving credit facility due 2004,
 collateralized by substantially all of the assets of Coast Hotels                       47,000                       --
 and Casinos, Inc.....................................................

13% First Mortgage Notes due December 15, 2002, net of original issue
   discount of $3,971,000 (1998)......................................                    1,960                  171,029

10-7/8% First Mortgage Notes due November 1, 2001.....................                       --                   16,800

9.19% note payable, payable in 60 monthly installments of
 approximately $750,000, including principal and interest,
 collateralized by certain gaming and other equipment.................                   13,114                   14,987

8.6% note due August 11, 2007, payable in monthly installments of
 $26,667 principal plus interest on remaining principal balance,
 collateralized by 1980 Hawker aircraft...............................                    2,693                    2,773



Other notes payable...................................................                    2,031                    2,270
                                                                                ---------------          ---------------
                                                                                        241,798                  207,859
Less: current portion.................................................                    7,817                    7,905
                                                                                ---------------          ---------------
                                                                                $       233,981          $       199,954
                                                                                ===============          ===============

     In January 1996, Coast Hotels issued $175.0 million principal amount of the 13% first mortgage notes. Additionally, in November 1997, Coast Hotels issued $16.8 million principal amount of the 10-7/8% first mortgage notes. In March 1999, they issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured revolving credit facility due 2004 to facilitate a refinancing. The credit facility can be increased to $200 million with lender approval. Borrowings under the credit facility bear interest, at Coast Hotels' option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). As of March 31, 1999 the interest rate was 6.93%. Coast Hotels incurs an annual commitment fee on the unused portion of the credit facility.

                              COAST RESORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LONG-TERM DEBT (Continued)

     With the proceeds from those notes and borrowings under the credit facility, Coast Hotels repurchased substantially all of the outstanding 13% first mortgage notes and all of the 10-7/8% first mortgage notes and amended the indenture under which the 13% first mortgage notes were issued to eliminate substantially all of its restrictive covenants. Approximately $2.0 million in principal amount of the 13% first mortgage notes remain outstanding and are governed by the terms of the amended indenture. In connection with the repurchase of the 13% notes and the 10-7/8% notes, Coast Hotels incurred repurchase premiums of $31.0 million and $2.1 million, respectively. The repurchase premiums and the write-offs of unamortized debt issuance costs and original issue discount resulted in an extraordinary loss of $27.0 million, net of applicable income tax benefit of $14.5 million.

     The availability under the $75.0 million credit facility will be reduced in quarterly amounts beginning in the fiscal quarter ending June 30, 2001. The initial advance of $47.0 million under the new credit facility was used in connection with the repurchase of the 13% first mortgage notes and the 10-7/8% first mortgage notes. Subsequent advances under the new credit facility may be used for working capital, general corporate purposes, construction of our new property (the Suncoast) and certain improvements to our existing properties.

NOTE 3 - TREASURY STOCK

     In March 1999, we purchased 5,000 shares of common stock from one of our shareholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, certain financial information regarding the results of operations of the Company:


                                                                      Three Months Ended
                                                                          March 31,
                                                            ---------------          ---------------
                                                                1999                     1998
                                                            ---------------          ---------------
Hotel-casino operations:
 Net operating revenues...........................          $        90,066          $        81,014
 Operating expenses...............................                   71,774                   68,216
                                                            ---------------          ---------------
Operating income from hotel-casino operations.....                   18,292                   12,798
Corporate expenses (1)............................                    2,657                    2,359
                                                            ---------------          ---------------
Total operating income............................          $        15,635          $        10,439
                                                            ===============          ===============
EBITDA, hotel-casino operations (2)...............          $        23,739          $        17,897
                                                            ===============          ===============
EBITDA, total (including corporate) (2)...........          $        21,809          $        16,324
                                                            ===============          ===============

(1) Corporate expenses include corporate general and administrative expenses, depreciation and amortization and land lease expenses, both cash and deferred, on the Suncoast land.
(2) "EBITDA" means earnings before interest, taxes, depreciation, amortization, deferred (non-cash) rent expense and certain non-recurring items, including pre-opening expenses. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flows or a measure of liquidity. EBITDA is presented solely as supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry. All companies do not calculate EBITDA in the same manner. As a result, EBITDA as presented here may not be comparable to a similarly titled measure presented by other companies.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Net revenues in the quarter ended March 31, 1999 were $90.1 million compared to $81.0 million in the same quarter in 1998, an increase of $9.1 million (11.2%). Revenues were higher at all three of our hotel-casino properties. First quarter operating income was $15.6 million compared to 1998 first quarter operating income of $10.4 million, an increase of $5.2 million (49.8%). Operating margins (operating income as a percentage of revenues) improved at all three of our hotel-casino properties. Due to a one-time charge of $27.0 million (net of income tax benefit) as a result of the early retirement of $189.8 million in first mortgage notes, there was a net loss of $20.7 million in the first quarter of 1999 compared to net income of $2.4 million in the first quarter of 1998.

     Casino. Casino revenues in the quarter ended March 31, 1999 were $66.1 million, an increase of $6.9 million (11.6%) compared to the same quarter in 1998. The increase was primarily due to the continued improvement in slot revenues at The Orleans, up 28.1% over the first quarter in 1998 as a result of increased customer volume. Casino revenues also improved at the Gold Coast and the Barbary Coast, increasing by 5.8% and 9.3%, respectively, due primarily to increases in customer volume in both slots and table games areas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998 (Continued)

     Casino expenses in the quarter ended March 31, 1999 increased by 1.7% over the same quarter in 1998. This modest increase, coupled with the 11.6% increase in casino revenues discussed above, resulted in a casino operating margin of 51.5% compared to 46.8% in the first quarter of 1998.

     Food and Beverage. Food and beverage revenues were $17.8 million in the first quarter of 1999 compared to $16.6 million in 1998, an increase of 7.2%. Each of our hotel-casino properties showed increases that were consistent with overall increases in customer volume.

     Food and beverage expenses were $11.8 million in the first quarter of 1999 compared to $11.7 million in the first quarter of 1998, an increase of 0.4%.
The food and beverage operating margin improved to 33.7% from 29.2% in the prior year, primarily as a result of a continued focus on food cost control.

     Hotel. Hotel room revenues were $7.9 million in the three months ended March 31, 1999, an increase of 13.6% over 1998 revenues of $6.9 million. Each of our three hotel properties experienced increases in room occupancy percentages as well as average daily room rates. For the first quarter, our combined room occupancy was 95.7% compared to 88.7% in the first quarter of 1998. The average daily room rate increased to $53 from $51 in 1998.

     Other. Other revenues were $7.0 million for the three months ended March 31, 1999, an increase of 15.6% over 1998 other revenues of $6.1 million. The increase was primarily due to improved showroom and special events revenues at The Orleans. Costs related to those increased revenues caused a 23.7% increase in other expenses to $6.0 million in 1999, compared to $4.8 million in 1998.

     General and Administrative. General and administrative expenses were $15.4 million in the first quarter of 1999, an increase of 10.9% over 1998 expenses of $13.9 million. The increase was primarily due to wage and benefit increases at our three hotel-casinos and higher property taxes.

     Depreciation and Amortization. Depreciation and amortization expense was $5.2 million in the first quarter of 1999 compared to $4.9 million in 1998. The increase was due primarily to the addition of new equipment at each of our hotel-casino properties.

Liquidity and Capital Resources

     Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $10.8 million in the three months ended March 31, 1999, compared to $13.6 million in the same period in 1998.

     Our cash requirements for 1999, in addition to interest payments on outstanding indebtedness, include principal payments of approximately $7.8 million on equipment notes payable, land lease payments of approximately $4.4 million, capital expenditures of approximately $10.2 million in connection with an expansion of The Orleans and ongoing maintenance capital expenditures of approximately $11.0 million. For 1998, maintenance capital expenditures were approximately $13.0 million. We believe that existing cash balances, operating cash flow and borrowings from our new $75.0 million credit facility will provide sufficient resources to meet our debt and lease payment obligations and foreseeable capital expenditure requirements at our existing properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

     In January 1996, Coast Hotels issued $175.0 million principal amount of the 13% first mortgage notes. Additionally, in November 1997, Coast Hotels issued $16.8 million principal amount of the 10-7/8% first mortgage notes. In March 1999, they issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured revolving credit facility due 2004 to facilitate a refinancing. The credit facility can be increased to $200 million with lender approval. Borrowings under the credit facility bear interest, at Coast Hotels' option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). As of March 31, 1999 the interest rate was 6.93%. Coast Hotels incurs an annual commitment fee on the unused portion of the credit facility.

     With the proceeds from those notes and borrowings under the credit facility, Coast Hotels repurchased substantially all of the outstanding 13% first mortgage notes and all of the 10-7/8% first mortgage notes and amended the indenture under which the 13% first mortgage notes were issued to eliminate substantially all of its restrictive covenants. Approximately $2.0 million in principal amount of the 13% first mortgage notes remain outstanding and are governed by the terms of the amended indenture. In connection with the repurchase of the 13% notes and the 10-7/8% notes, Coast Hotels incurred repurchase premiums of $31.0 million and $2.1 million, respectively. The repurchase premiums and the write-offs of unamortized debt issuance costs and original issue discount resulted in an extraordinary loss of $27.0 million, net of applicable income tax benefit of $14.5 million.

     The availability under the $75.0 million credit facility will be reduced in quarterly amounts beginning in the fiscal quarter ending June 30, 2001. The initial advance of $47.0 million under the new credit facility was used in connection with the repurchase of the 13% first mortgage notes and the 10-7/8% first mortgage notes. Subsequent advances under the new credit facility may be used for working capital, general corporate purposes, construction of our new property (the Suncoast) and certain improvements to our existing properties

     Coast Hotels is currently developing and intends to construct and open the Suncoast Hotel and Casino. Coast Hotels does not yet have adequate financing in place to fund the complete construction of the Suncoast. Subject to obtaining adequate financing, we currently anticipate that construction of the Suncoast will begin in mid-1999. The new credit facility contains a provision that would allow Coast Hotels to increase, with lender approval, the available borrowing capacity under the facility to up to $200.0 million. This increased capacity would be used to finance construction costs. The availability of the additional $125.0 million will be reduced in quarterly amounts beginning the fiscal quarter ending June 30, 2001. The increase in the facility remains subject to a number of contingencies, including lender approval and the negotiation of additional terms relating to the construction. We cannot assure you that we will be able to obtain the increase in the new credit facility or that it will be available on acceptable terms.

     Except as described above, we have no agreements, arrangements or understandings with respect to financing the future development of additional properties or capital improvements to existing properties. Any future development or capital improvements would be subject to, among other things, our ability to obtain necessary financing.

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

     We utilize computer systems in virtually all areas of our hotel-casino operations. Should we or certain of our vendors not be "Y2K compliant" the operations of our hotel-casinos could be disrupted for an indeterminate period of time, potentially having a material adverse impact on our results of operations. Possible consequences of our not being Y2K compliant include, but are not limited to, problems with the compiling of financial information in our back-office accounting, purchasing, inventory and payroll systems. Additionally, disruptions could occur to hotel reservations operations, hotel check-in/check-out procedures, point-of-sale transactions in food, beverage and retail areas, race and sports book wagering and the updating and accumulation of slot machine player marketing information. Additionally, embedded microchips in certain systems such as elevators, escalators and the heating, ventilation and air conditioning could lead to interruptions in service. All of these problems could inconvenience hotel and casino customers, resulting in a loss of business.

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

     We recognize the need to ensure our operations will not be adversely affected by Y2K and have taken steps to update our systems, where necessary, including replacing or updating software and equipment. Since 1997, our Management Information Systems department has attempted to identify all areas where Y2K could pose a problem. To assist them in their effort and to further help identify potential problem areas, in October 1998 we retained the services of an advisor to review our Y2K program.

     As of March 31, 1999, we have identified and updated or are in the process of updating those systems and programs that we deem most critical to the day-to-day operations of our hotel-casinos. We currently use Year 2000 compliant software for our accounting, human resources, payroll, inventory and purchasing systems. Based on representations from our vendors, we anticipate that our other essential computer systems, including our hotel front desk and reservations, retail point of sale, bowling center, race and sports wagering and casino player tracking and marketing systems, will be Y2K compliant by July 1999, although no assurances can be made to that effect. We estimate that the total cost to identify and correct potential Y2K problems will be approximately $1.6 million, approximately $400,000 of which had been spent as of March 31, 1999. All costs related to software modification, as well as all costs associated with our Y2K project, are being expensed as incurred and are included in the cost estimate referred to above. We are currently developing contingency plans for specific areas of our operations. Such plans include the training of employees in the implementation of manual procedures for gaming operations, the selection of alternative vendors and the testing of back-up electrical power generators. We will continue to assess Y2K risk and develop contingency plans.

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

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that the Company expense its pre-opening and related promotional expense as incurred rather than capitalize it and amortize it over the estimated period of economic benefit of such costs as has been the Company's policy in the past. Effective January 1, 1998, the Company adopted SOP 98-5. The adoption had no impact on the financial position, results of operations or cash flows of the Company as all start-up costs previously capitalized had been expensed in prior periods.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

          None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits.

         27. Financial Data Schedule.

(b)      Reports on Form 8-K.

         On March 16, 1999, the Company filed a Form 8-K under Item 5, Other Events, with respect to the tender offer by Coast Hotels for its 13% First Mortgage Notes and related consent solicitation, change in consideration offered in the tender offer and expiration of the consent solicitation.

         On March 29, 1999, the Company filed a Form 8-K under Item 5, Other Events, with respect to the acceptance for payment by Coast Hotels of tendered securities upon the expiration of its tender offer for its 13% First Mortgage Notes, the consummation by Coast Hotels of its private placement of $175 million 9-1/2% Senior Subordinated Notes and Coast Hotels entering into a $75 million senior secured credit facility guaranteed by the Company.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 14, 1999               COAST RESORTS, INC., a Nevada corporation

                                  By: /s/ Gage Parrish
                                      ______________________________________
                                      Gage Parrish
                                      Vice President and Chief Financial Officer