Form 10-Q
period 1999-06-30
COAST RESORTS INC
filed 1999-08-13
CIK 1001865

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                --------------

                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                          EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1999

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                          EXCHANGE ACT OF 1934
For the Transition Period from ______________________ to ____________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Shares of Common Stock outstanding as of June 30, 1999:  1,487,353

================================================================================

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                     COAST RESORTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands, except share data)

                                                                            June 30, 1999            December 31,
                                                                             (unaudited)                 1998

                                                                          -----------------       ------------------
                              ASSETS

CURRENT ASSETS:
 Cash and cash equivalents......................................          $         31,112       $           41,598
 Accounts receivable, net.......................................                     5,098                    4,301
 Other current assets...........................................                    19,725                   14,032
                                                                         -----------------       ------------------
 TOTAL CURRENT ASSETS...........................................                    55,935                   59,931
PROPERTY AND EQUIPMENT, net.....................................                   309,211                  301,252
OTHER ASSETS....................................................                     7,693                    5,644
                                                                         -----------------       ------------------
                                                                         $         372,839       $          366,827
                                                                         =================       ==================
                         LIABILITIES AND
                      STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable...............................................         $           8,697       $            9,888
 Accrued liabilities............................................                    31,229                   26,976
 Current portion of long-term debt..............................                       323                    7,905
                                                                         -----------------       ------------------
 TOTAL CURRENT LIABILITIES......................................                    40,249                   44,769
LONG-TERM DEBT, less current portion............................                   230,279                  199,954
DEFERRED INCOME TAXES...........................................                     1,659                    6,654
DEFERRED RENT...................................................                    14,903                   13,024
                                                                         -----------------       ------------------
 TOTAL LIABILITIES..............................................                   287,090                  264,401
                                                                         -----------------       ------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 500,000 shares authorized,
    none issued and outstanding.................................                       --                        --
 Common stock, $.01 par value, 2,000,000 shares authorized,
   1,487,353 shares issued and outstanding......................                       15                        15
 Additional paid-in capital.....................................                   95,398                    95,398
 Treasury stock.................................................                     (700)                       --
 Retained earnings (deficit)....................................                   (8,964)                    7,013
                                                                          ----------------        -----------------
 TOTAL STOCKHOLDERS' EQUITY.....................................                    85,749                  102,426
                                                                          ----------------        -----------------
                                                                          $        372,839        $         366,827
                                                                          ================        =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     COAST RESORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three Months and Six Months Ended June 30, 1999 and 1998
          (amounts in thousands, except share and per share amounts)
                                  (unaudited)

                                                             Three Months Ended                 Six Months Ended

                                                                June 30,                            June 30,
                                                  -------------------------------------  ---------------------------------
                                                       1999                 1998              1999             1998
                                                  --------------      -----------------  ---------------  ----------------
OPERATING REVENUES:
 Casino....................................       $   64,564          $      57,856       $   130,622     $   117,035
 Food and beverage.........................           17,812                 16,183            35,586          32,761
 Hotel.....................................            7,455                  7,288            15,333          14,226
 Other.....................................            7,148                  5,986            14,194          12,079
                                                  --------------      -----------------   --------------  ----------------
   GROSS OPERATING REVENUES................           96,979                 87,313           195,735         176,101
 Less:  promotional allowances.............           (8,421)                (7,330)          (17,111)        (15,104)
                                                  --------------      -----------------   --------------  ----------------
   NET OPERATING REVENUES..................           88,558                 79,983           178,624         160,997
                                                  --------------      -----------------   --------------  ----------------
OPERATING EXPENSES:
 Casino....................................           32,052                 30,372            64,097          61,884
 Food and beverage.........................           12,654                 11,829            24,430          23,563
 Hotel.....................................            3,214                  3,010             6,255           5,721
 Other.....................................            5,978                  5,160            11,947           9,988
 General and administrative................           15,597                 13,932            31,021          27,837
 Deferred rent.............................              914                  1,004             1,879           2,009
 Depreciation and amortization.............            5,318                  5,324            10,528          10,205
                                                  --------------      -----------------   --------------  ----------------
   TOTAL OPERATING EXPENSES................           75,727                 70,631           150,157         141,207
                                                  --------------      -----------------   --------------  ----------------
OPERATING INCOME...........................           12,831                  9,352            28,467          19,790
                                                  --------------      -----------------   --------------  ----------------
OTHER INCOME (EXPENSES)
 Interest expense, net.....................           (5,186)                (6,679)          (11,486)        (13,343)
 Gain on disposal of assets................               14                    117                14             143
                                                  --------------      -----------------   --------------  ----------------
TOTAL OTHER INCOME (EXPENSES)..............           (5,172)                (6,562)          (11,472)        (13,200)
                                                  --------------      -----------------   --------------  ----------------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
 ITEM......................................            7,659                  2,790            16,995           6,590
                                                  --------------      -----------------   --------------  ----------------
Income tax provision.......................            2,953                    821             5,965           2,223
                                                  --------------      -----------------   --------------  ----------------
NET INCOME BEFORE
EXTRAORDINARY ITEM.........................            4,706                  1,969            11,030           4,367
                                                  --------------      -----------------   --------------  ----------------
Extraordinary item -- loss on early
retirement of debt, net of applicable
income tax benefit ($14,543)...............               --                     --           (27,007)             --
                                                  --------------      -----------------   --------------  ----------------
NET INCOME (LOSS)..........................       $    4,706          $       1,969       $   (15,977)    $     4,367
                                                  ==============      =================   ==============  ================
Basic and diluted income before
extraordinary item.........................       $     3.16          $        1.32       $      7.42     $      2.92
                                                  ==============      =================   ==============  ================
Basic and diluted net income (loss)........       $     3.16          $        1.32       $    (10.74)    $      2.92
                                                  ==============      =================   ==============  ================
SHARES USED IN COMPUTATION
OF BASIC AND DILUTED INCOME
(LOSS) PER SHARE...........................        1,487,353              1,494,353         1,487,353       1,494,353
                                                  ==============      =================   ==============  ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     COAST RESORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1999 and 1998
                             (amounts in thousands)
                                  (unaudited)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                    ------------------------------------------------

                                                                                            1999                          1998
                                                                                    ----------------           ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)..........................................................         $       (15,977)           $          4,367
                                                                                     ---------------            --------------------

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization............................................                  10,528                      10,205
   Provision for bad debts..................................................                     190                         316
   Gain on disposal of assets...............................................                     (14)                       (143)
   Deferred income taxes....................................................                  (4,975)                         (3)
   Deferred rent............................................................                   1,879                       2,009
   Loss on early retirement of debt.........................................                  41,550                          --
   Other non-cash expenses..................................................                     124                         338
   Changes in assets and liabilities:
     Net increase in accounts receivable and other assets...................                  (6,802)                       (609)
     Net increase (decrease) in accounts payable and accrued liabilities....                   3,062                      (5,372)
                                                                                     ---------------            --------------------
   TOTAL ADJUSTMENTS........................................................                  45,542                       6,741
                                                                                     ---------------            --------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES................................                  29,565                      11,108
                                                                                     ---------------            --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures.......................................................                 (17,924)                     (7,846)
 Proceeds from disposal of assets...........................................                      18                         128
                                                                                     ---------------            --------------------
 NET CASH USED IN INVESTING ACTIVITIES......................................                 (17,906)                     (7,718)
                                                                                     ---------------            --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt, net of issuance costs............                 167,960                          --
 Early retirement of debt...................................................                (223,017)                         --
 Principal payments on long-term debt.......................................                 (15,388)                     (4,109)
 Proceeds from borrowings under bank line of credit.........................                  59,000                          --
 Repayments of borrowings under bank line of credit.........................                 (10,000)                         --
 Repurchase of common stock.................................................                    (700)                         --
                                                                                     ---------------            --------------------

 NET CASH USED IN FINANCING ACTIVITIES......................................                 (22,145)                     (4,109)
                                                                                     ---------------            --------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS...................................                 (10,486)                       (719)
CASH AND CASH EQUIVALENTS, at beginning of period...........................                  41,598                       29,430
                                                                                     ---------------            --------------------

CASH AND CASH EQUIVALENTS, at end of period.................................         $        31,112            $          28,711
                                                                                    ================           =====================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              COAST RESORTS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Year Ended December 31, 1998 and
              For the Six Months Ended June 30, 1999 (unaudited)
                            (dollars in thousands)


                                     Common Stock                              Retained
                                  -------------------          Additional      Earnings          Treasury
                                  Shares       Amount        Paid-In Capital   (Deficit)           Stock            Total
                                  ------       ------        ---------------   ---------         --------        -----------
Balances at December 31, 1997.... 1,494,353    $   15        $        95,398   $    (974)        $     --         $   94,439
 Net income......................        --        --                     --       7,987               --              7,987
                                 ----------    ------        ---------------   ---------         --------         ----------
Balances at December 31, 1998.... 1,494,353        15                 95,398       7,013               --            102,426
 Repurchase of common stock......    (7,000)       --                     --          --             (700)              (700)
 Net loss........................        --        --                     --     (15,977)              --            (15,977)
                                 ----------    ------        ---------------   ---------         --------         ----------
Balances at June 30, 1999........ 1,487,353    $   15        $        95,398   $  (8,964)        $   (700)        $   85,749
                                 ===========   ======        ===============   =========         ========         ==========

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

     In the Reorganization, the partners of the Gold Coast partnership and the Barbary Coast partnership transferred their respective partnership interests to Coast Resorts in exchange for an aggregate of 1,000,000 shares of common stock, par value $.01 per share, of Coast Resorts ("Coast Resorts Common Stock").
Coast Resorts immediately contributed to Coast Hotels all of the assets and liabilities of the Predecessor Partnerships other than those relating to the Coast West Lease (as defined herein), which Coast Resorts contributed to its wholly owned subsidiary, Coast West, Inc. ("Coast West"). However, on July 21, 1998, Coast Resorts contributed all of the outstanding common stock of Coast West to Coast Hotels, making Coast West a wholly owned subsidiary of Coast Hotels. On March 23, 1999, Coast West was merged into Coast Hotels. The Coast West Lease is a long-term lease on approximately 50 acres of land in Las Vegas on which the Company is developing a new hotel-casino, the Suncoast. Coast Resorts retained the liability for an aggregate principal amount of $51.0 million in notes payable to former partners and retained the liability for $1.5 million relating to demand notes due to a related party (the "Exchange Liabilities"). On January 16, 1996, the Exchange Liabilities were exchanged for 494,353 shares of Coast Resorts Common Stock, based upon management's estimate of the fair market value of such Coast Resorts Common Stock.

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

                              COAST RESORTS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LONG-TERM DEBT

     Long-term debt consists of the following as of June 30, 1999 and December 31, 1998:


                                                                               June 30,               December 31,
                                                                                 1999                     1998
                                                                        --------------------     --------------------
                                                                                        (in thousands)
9.5% senior subordinated notes due April 2009......................          $       175,000          $            --

$75.0 million, reducing revolving credit facility due 2004,
   collateralized by substantially all of the assets of Coast Hotels
   and Casinos, Inc................................................                   49,000                       --


13% First Mortgage Notes due December 15, 2002, net of original
   issue discount of $3,971,000 (1998).............................                    1,960                  171,029

10-7/8% First Mortgage Notes due November 1, 2001..................                       --                   16,800

9.19% note payable, payable in 60 monthly installments of
 approximately $750,000, including principal and interest,
 collateralized by certain gaming and other equipment, balance
 paid in full, June 1999...........................................                       --                   14,987

8.6% note due August 11, 2007, payable in monthly installments of
 $26,667 principal plus interest on remaining principal balance,
 collateralized by 1980 Hawker aircraft............................                    2,616                    2,773

Other notes payable................................................                    2,026                    2,270
                                                                             ---------------          ---------------
                                                                                     230,602                  207,859
Less: current portion..............................................                      323                    7,905
                                                                             ---------------          ---------------
                                                                             $       230,279          $       199,954
                                                                             ===============          ===============

     In January 1996, Coast Hotels issued $175.0 million principal amount of
13% first mortgage notes. Additionally, in November 1997, Coast Hotels issued $16.8 million principal amount of 10-7/8% first mortgage notes. In March
1999, it issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured revolving credit facility due 2004 to facilitate a refinancing. Borrowings under the credit facility are guaranteed by the Company. The credit facility can be increased to $200 million with lender approval. Borrowings under the credit facility bear interest, at Coast Hotels' option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). As of June 30, 1999 the interest rate was 7.06%. Coast Hotels incurs an annual commitment fee on the unused portion of the credit facility.

                              COAST RESORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LONG-TERM DEBT (Continued)

     With the proceeds from the senior subordinated notes and borrowings under the credit facility, Coast Hotels repurchased substantially all of the outstanding 13% first mortgage notes and all of the 10-7/8% first mortgage notes and amended the indenture under which the 13% first mortgage notes were issued to eliminate substantially all of its restrictive covenants. Approximately $2.0 million in principal amount of the 13% first mortgage notes remain outstanding and are governed by the terms of the amended indenture. In connection with the repurchase of the 13% notes and the 10-7/8% notes, Coast Hotels incurred repurchase premiums of $31.0 million and $2.1 million, respectively. The repurchase premiums and the write-offs of unamortized debt issuance costs and original issue discount resulted in an extraordinary loss of $27.0 million, net of applicable income tax benefit of $14.5 million.

     The availability under the $75.0 million credit facility will be reduced in quarterly amounts beginning in the fiscal quarter ending June 30, 2001. The initial advance of $47.0 million under the new credit facility was used in connection with the repurchase of the 13% first mortgage notes and the 10-7/8% first mortgage notes. Subsequent advances under the new credit facility may be used for working capital, general corporate purposes, construction of our new property (the Suncoast) and certain improvements to our existing properties. As of June 30, 1999, we have $26.0 million available for borrowing under the $75.0 million credit facility.

NOTE 3 - TREASURY STOCK

     In May 1999, our board of directors authorized the potential repurchase of up to 50,000 shares of common stock from stockholders at a maximum aggregate repurchase price of $5.0 million. Through June 30, 1999, we repurchased a total of 7,000 shares of common stock from shareholders at a total purchase price of $700,000. Subsequent to June 30, 1999, we have repurchased an additional 4,875 shares of common stock from shareholders at a total purchase price of $4.9 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, certain financial information regarding the results of operations of the Company:


                                                        Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                      ----------------------         -------------------------
                                                          1999        1998               1999          1998
                                                      ----------  ----------         -----------   -----------
Hotel-casino operations:
 Net operating revenues........................       $   88,558  $   79,983         $  178,624    $  160,997
 Operating expenses............................           73,556      68,468            145,330       136,683
                                                      ----------  ----------         ----------    ----------
Operating income from hotel-casino operations..           15,002      11,515             33,294        24,314
Corporate expenses (1).........................            2,171       2,163              4,827         4,524
                                                      ----------  ----------         ----------    ----------
Total operating income.........................       $   12,831  $    9,352         $   28,467    $   19,790
                                                      ==========  ==========         ==========    ==========


EBITDA, hotel-casino operations (2)............       $   20,596  $   17,057         $   44,335    $   34,954
                                                      ==========  ==========         ==========    ==========
EBITDA, total (including corporate) (2)........       $   19,063  $   15,680         $   40,874    $   32,004
                                                      ==========  ==========         ==========    ==========

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

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998 and Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Net revenues in the quarter ended June 30, 1999 were $88.6 million compared to $80.0 million in the same quarter in 1998, an increase of 10.7%. For the first six months of 1999, net revenues were $178.6 million, an increase of 10.9% over revenues of $161.0 million in the same period in 1998. Second quarter operating income was $12.8 million compared to 1998 second quarter operating income of $9.4 million, an increase of 37.2%. For the six months ended June 30, 1999, operating income was $28.5 million, an increase of 43.8% over operating income of $19.8 million in the same period in 1998. Net income for the quarter ended June 30, 1999 was $4.7 million compared to $2.0 million in the same quarter of 1998, an increase of 139.0%. An extraordinary item of $27.0 million, net of income tax benefit, from the early retirement of debt in the quarter ended March 31, 1999, resulted in a net loss of $16.0 million in the first six months of 1999, compared to net income of $4.4 million in the first six months of 1998. Net income before extraordinary item for the six months ended June 30, 1999 was $11.0 million compared to $4.4 million in the first six months of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

     Casino. Casino revenues in the quarter ended June 30, 1999 were $64.6 million, an increase of 11.6% compared to casino revenues of $57.9 million in the same quarter in 1998. The increase was primarily due to the continued improvement in slot revenues at The Orleans and the Gold Coast, up 28.8% and 12.2%, respectively, over the second quarter in 1998 as a result of increased customer volume. Year-to-date, casino revenues were $130.6 million, an increase of 11.6% over casino revenues of $117.0 million in the first six months of 1998, due primarily to the increased slot revenues discussed above.

     Casino expenses in the quarter ended June 30, 1999 increased by 5.5% over the same quarter in 1998, primarily due to increased promotional expenses. This increase in expenses was partially offset by the 11.6% increase in casino revenues discussed above, resulting in a casino operating margin of 50.4% compared to 47.5% in the second quarter of 1998. For the six months ended June 30, 1999, casino expenses increased 3.6%, primarily due to increased promotional expenses. For the six months ended June 30, 1999, the casino operating margin increased to 50.9% from 47.1% in the same period in 1998.

     Food and Beverage. Food and beverage revenues were $17.8 million in the second quarter of 1999 compared to $16.2 million in 1998, an increase of 10.1%. For the six months ended June 30, 1999, food and beverage revenues were $35.6 million, increasing 8.6% over 1998 six month revenues of $32.8 million. Each of our hotel-casino properties showed increases that were consistent with overall increases in customer volume.

     Food and beverage expenses were $12.7 million in the second quarter of 1999 compared to $11.8 million in the second quarter of 1998, an increase of 7.0%. Second quarter food and beverage operating margin improved to 29.0% from 26.9% in the prior year, primarily as a result of a continued focus on food cost control. For the six months ended June 30, 1999, food and beverage expenses increased 3.7%. This increase was partially offset by the 8.6% increase in revenues, resulting in a food and beverage operating margin of 31.4% compared to 28.1% in the first six months of 1998.

     Hotel. Hotel room revenues were $7.5 million in the three months ended June 30, 1999, an increase of 2.3% over 1998 revenues of $7.3 million. Each of our three hotel properties continued to experience strong room occupancy percentages, with a combined occupancy rate of 97.6% for the quarter compared to 93.0% in the second quarter of 1998. The increase in occupancy in the quarter was partially offset by slight decreases in average room rates. For the six months ended June 30, 1999, hotel room revenues were $15.3 million compared to $14.2 million in the first six months of 1998. The combined occupancy rate for our three hotel properties for the first six months of 1999 was 96.6% compared to 90.8% in 1998. For the six month period, room rates at The Orleans and the Barbary Coast were slightly higher than in the first six months of 1998, and rates at the Gold Coast were slightly lower.

     Other. Other revenues were $7.1 million for the three months ended June 30, 1999, an increase of 19.4% over 1998 other revenues of $6.0 million. The increase was primarily due to increased showroom and special events revenues at The Orleans. Costs related to the other revenues increased 16.9%, primarily due
to increased entertainers' fees in the Orleans showroom.   For the six months
ended June 30, 1999, other revenues were $14.2 million compared to $12.1 million in the first six months of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

     General and Administrative. General and administrative expenses were $15.6 million in the second quarter of 1999, an increase of 12.0% over 1998 expenses of $13.9 million. The increase was, in part, due to wage and benefit increases at our three hotel-casinos and higher property taxes. Additionally, an expansion completed in May 1999 at The Orleans resulted in higher utility costs and increased staffing in several ancillary departments. For the six months ended June 30, 1999, general and administrative expenses were $31.0 million compared to $27.8 million in the same period in 1998, an increase of 11.4%.

     Interest Expense. Interest expense was lower in the second quarter and in the first six months of 1999 compared to the same periods in 1998, primarily as a result of the refinancing in March 1999 that reduced the weighted average interest rate on our outstanding indebtedness to approximately 9.0% from approximately 12.4%; at December 31, 1998.

Liquidity and Capital Resources

     Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $29.6 million in the six months ended June 30, 1999, compared to $11.1 million in the same period in 1998. The increase was due primarily to the increased operating profitability of Coast Hotels.

     Our estimated cash requirements for 1999, in addition to interest payments on outstanding indebtedness, include principal payments of approximately $15.6 million on notes payable, $15.4 million paid in the six months ended June 30, 1999, $11.9 million in principal payments were made for repayment of the original Orleans equipment notes. Additional cash requirements include land lease payments of approximately $4.6 million (including $2.3 million paid in the six months ended June 30, 1999), and budgeted capital expenditures of approximately $24.6 million. Of the budgeted capital expenditures, we incurred $17.9 million in the six months ended June 30,1999, including $10.6 million related to an expansion project at The Orleans which was completed in May 1999. Included in the $24.6 million capital expenditure budget is $11.0 million for maintenance capital expenditures, including $7.3 million expended in the first six months. For 1998, maintenance capital expenditures were approximately $13.0 million, of which $7.8 million was expended in the first six months. We believe that existing cash balances, operating cash flow and borrowings from our $75 million credit facility will provide sufficient resources to meet our debt and lease payment obligations and foreseeable capital expenditure requirements at our existing properties.

     In January 1996, we issued $175.0 million principal amount of 13% first mortgage notes. Additionally, in November 1997, we issued $16.8 million principal amount of 10-7/8% first mortgage notes. In March 1999, we issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured revolving credit facility due 2004 to facilitate a refinancing. The credit facility can be increased to $200 million with lender approval. Borrowings under the credit facility bear interest, at the Company's option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). As of June 30, 1999 the interest rate was 7.06%. The company incurs an annual commitment fee on the unused portion of the credit facility.

     With the proceeds from the senior subordianted notes and borrowings under the credit facility, we repurchased substantially all of the outstanding 13% first mortgage notes and all of the 10-7/8% first mortgage notes and amended the indenture under which the 13% first mortgage notes were issued to eliminate substantially all of its restrictive covenants. Approximately $2.0 million in principal amount of the 13% first mortgage notes remain outstanding and are governed by the terms of the amended indenture. In connection with the repurchase of the 13% notes and the 10-7/8% notes, we incurred repurchase premiums of $31.0 million and $2.1 million, respectively. The repurchase premiums and the write-offs of unamortized debt issuance costs and original issue discount resulted in an extraordinary loss of $27.0 million, net of applicable income tax benefit of $14.5 million, which was reflected in the first quarter of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

     The availability under the $75.0 million credit facility will be reduced in quarterly amounts beginning in the fiscal quarter ending June 30, 2001. The initial advance of $47.0 million under the new credit facility was used in connection with the repurchase of the 13% first mortgage notes and the 10-7/8% first mortgage notes. Subsequent advances under the new credit facility may be used for working capital, general corporate purposes, construction of our new property, the Suncoast and certain improvements to our existing properties. As of June 30, 1999, we have $26.0 available for borrowing under the $75.0 million credit facility.

     In July 1999, Coast Hotels began construction of its newest hotel-casino, the Suncoast, which has an estimated construction and development budget of $175.0 million. We do not yet have adequate financing in place to construct and open the Suncoast, but are negotiating with our bankers to increase availability under the $75 million credit facility to $200 million to finance that construction. No such agreement has been finalized, and is subject to approval by the lenders and the Company. We cannot assure you that we will be able to obtain the increase in the new credit facility or that it will be available on acceptable terms. If we are unable to increase availability under the credit facility, we will be required to obtain financing from another source. We cannot assure you that we will be able to arrange alternative financing.

     Except as described above, we have no agreements, arrangements or understandings with respect to financing the future development of additional properties or capital improvements to existing properties. Any future development or capital improvements would be subject to, among other things, our ability to obtain necessary financing.

     In May 1999, our board of directors authorized the repurchase of up to 50,000 shares of common stock from stockholders at a maximum aggregate repurchase price of $5.0 million. Through June 30, 1999, we have repurchased a total of 7,000 shares of common stock from shareholders at a total purchase price of $700,000. Subsequent to June 30, 1999, we have repurchased an additional 4,875 shares of common stock from shareholders at a total purchase price of $4.9 million.

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

     As of June 30, 1999, we have identified and updated or are in the process of updating those systems and programs that we deem most critical to the day-to-day operations of our hotel-casinos. We currently use Year 2000 compliant software for our accounting, human resources, payroll, inventory and purchasing systems. Based on representations from our vendors, we anticipate that our other essential computer systems, including our hotel front desk and reservations, retail point of sale, bowling center, race and sports wagering and casino player tracking and marketing systems, will be Y2K compliant by July 1999, although no assurances can be made to that effect. We estimate that the total cost to identify and correct potential Y2K problems will be approximately $1.6 million, approximately $400,000 of which had been spent as of June 30, 1999. All costs related to software modification, as well as all costs associated with our Y2K project, are being expensed as incurred and are included in the cost estimate referred to above. We are currently developing contingency plans for specific areas of our operations. Such plans include the training of employees in the implementation of manual procedures for gaming operations, the selection of alternative vendors and the testing of back-up electrical power generators. We will continue to assess Y2K risk and develop contingency plans.

Accounting Pronouncements

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K:

(a)       Exhibits.

          27. Financial Data Schedule.

(b)       Reports on Form 8-K.

          On July 6, 1999, the Company filed a Form 8-K dated June 22, 1999 under Item 5, Other Events, with respect to the commencement of Coast Hotel's offer to exchange up to $175.0 million principal amount of newly issued 9-1/2% Senior Subordinated Notes Due 2009 for a like amount of its outstanding privately placed 9-1/2% Senior Subordinated Notes Due 2009.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 1999          COAST RESORTS, INC., a Nevada corporation


                                By:   /s/ Gage Parrish
                                      ----------------------------------
                                      Gage Parrish
                                      Vice President and Chief Financial Officer