Form 10-Q
period 1999-09-30
COAST RESORTS INC
filed 1999-11-15
CIK 1001865

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 -------------

                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---                               ACT OF 1934
               For the Quarterly Period Ended September 30, 1999

                                       OR


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                          EXCHANGE ACT OF 1934
       For the Transition Period from                  to
                                      ----------------    -------------------

                                    Commission file number 333-4356

                                          COAST RESORTS, INC.
                         (Exact name of registrant as specified in its charter)
Nevada                                                                    88-0345704
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

   Shares of Common Stock outstanding as of September 30, 1999: 1,478,978


===============================================================================

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                      COAST RESORTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands, except share data)

                                                                            September 30,                      December 31,
                                                                                 1999                              1998
                                                                        ------------------              -----------------------
                                                                            (unaudited)
                              ASSETS

CURRENT ASSETS:
 Cash and cash equivalents......................................        $           39,635                    $          41,598
 Accounts receivable, net.......................................                     4,782                                4,301
 Other current assets...........................................                    20,285                               14,032
                                                                        ------------------                    -----------------
 TOTAL CURRENT ASSETS...........................................                    64,702                               59,931
PROPERTY AND EQUIPMENT, net.....................................                   314,591                              301,252
OTHER ASSETS....................................................                     8,854                                5,644
                                                                        ------------------                    -----------------
                                                                        $          388,147                    $         366,827
                                                                        ==================                    =================
                              LIABILITIES AND
                            STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable...............................................        $           10,697                    $           9,888
 Accrued liabilities............................................                    29,896                               25,769
     Accrued interest expense...................................                     8,702                                1,207
 Current portion of long-term debt..............................                       323                                7,905
                                                                        ------------------                    -----------------
 TOTAL CURRENT LIABILITIES......................................                    49,618                               44,769
LONG-TERM DEBT, less current portion............................                   231,199                              199,954
DEFERRED INCOME TAXES...........................................                     3,283                                6,654
DEFERRED RENT...................................................                    15,659                               13,024
                                                                        ------------------                    -----------------
 TOTAL LIABILITIES..............................................                   299,759                              264,401
                                                                        ------------------                    -----------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 500,000 shares authorized,
    none issued and outstanding.................................                        --                                   --
 Common stock, $.01 par value, 2,000,000 shares authorized,
   1,478,978 shares issued and outstanding......................                        15                                   15
 Additional paid-in capital.....................................                    95,398                               95,398
 Treasury stock.................................................                    (1,538)                                  --
 Retained earnings (deficit)....................................                    (5,487)                               7,013
                                                                        ------------------                    -----------------
 TOTAL STOCKHOLDERS' EQUITY.....................................                    88,388                              102,426
                                                                        ------------------                    -----------------
                                                                        $          388,147                    $         366,827
                                                                        ==================                    =================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      COAST RESORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 1999 and 1998
           (amounts in thousands, except share and per share amounts)
                                  (unaudited)

                                                            Three Months Ended                             Nine Months Ended
                                                               September 30,                                 September 30,
                                                    --------------------------------          --------------------------------
                                                         1999              1998                    1999              1998
                                                    ------------         -----------          ------------         -----------
OPERATING REVENUES:
 Casino.......................................       $   64,813           $   61,050           $   195,435       $   178,084
 Food and beverage............................           17,767               16,426                53,353            49,187
 Hotel........................................            7,157                6,919                22,489            21,145
 Other........................................            7,246                6,579                21,441            18,658
                                                    ------------         -----------          ------------         -----------
   GROSS OPERATING REVENUES...................           96,983               90,974               292,718           267,074
 Less:  promotional allowances................           (8,603)              (7,903)              (25,713)          (23,006)
                                                    ------------         -----------          ------------         -----------
   NET OPERATING REVENUES.....................           88,380               83,071               267,005           244,068
                                                    ------------         -----------          ------------         -----------
OPERATING EXPENSES:
 Casino.......................................           33,097               31,967                97,195            93,851
 Food and beverage............................           12,929               11,794                37,359            35,356
 Hotel........................................            3,441                3,278                 9,696             9,000
 Other........................................            6,405                6,080                18,352            16,068
 General and administrative...................           16,549               16,090                47,570            43,925
 Deferred rent................................              519                1,004                 2,398             3,013
 Pre-opening expenses.........................               78                   --                    78                --
 Depreciation and amortization................            5,528                5,193                16,056            15,398
                                                    ------------         -----------          ------------         -----------
   TOTAL OPERATING EXPENSES...................           78,546               75,406               228,704           216,611
                                                    ------------         -----------          ------------         -----------
OPERATING INCOME..............................            9,834                7,665                38,301            27,457
                                                    ------------         -----------          ------------         -----------
OTHER INCOME (EXPENSES)
 Interest expense, net........................           (5,097)              (6,727)              (16,583)          (20,069)
 Interest capitalized.........................              160                   --                   160                --
 Gain (loss) on disposal of assets............              (23)                  15                    (9)              157
                                                    ------------         -----------          ------------         -----------
TOTAL OTHER INCOME (EXPENSES).................           (4,960)              (6,712)              (16,432)          (19,912)
                                                    ------------         -----------          ------------         -----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
ITEM                                                      4,874                  953                21,869             7,545
                                                    ------------         -----------          ------------         -----------
Income tax provision..........................            1,396                  529                 7,362             2,752
                                                    ------------         -----------          ------------         -----------
NET INCOME BEFORE EXTRAORDINARY ITEM..........            3,478                  424                14,507             4,793
                                                    ------------         -----------          ------------         -----------
Extraordinary item - loss on early retirement of
 debt, net of applicable
income tax benefit ($14,543)..................               --                   --               (27,007)               --
                                                    ------------         -----------          ------------         -----------
NET INCOME (LOSS).............................       $    3,478          $       424           $   (12,500)        $   4,793
                                                    ------------         -----------          ------------         -----------
Basic and diluted income before extraordinary
 item.........................................       $     2.35          $       .28           $      9.76        $     3.21
                                                    ------------         -----------          ------------         -----------
Basic and diluted net income (loss)...........       $     2.35          $       .28           $     (8.41)       $     3.21
                                                    ------------         -----------          ------------         -----------
SHARES USED IN COMPUTATION
OF BASIC AND DILUTED INCOME (LOSS) PER SHARE..        1,481,572            1,494,353             1,487,452         1,494,353
                                                    ============         ===========          ============         ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      COAST RESORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1999 and 1998
                             (amounts in thousands)
                                  (unaudited)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                    -------------------------------------------
                                                                                            1999                    1998
                                                                                    ----------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)..........................................................        $        (12,500)          $          4,793
                                                                                    ----------------           ----------------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization............................................                  16,056                     15,398
   Provision for bad debts..................................................                     186                        352
   Loss (gain) on disposal of assets........................................                       9                       (157)
   Deferred income taxes....................................................                  (3,578)                      (180)
   Deferred rent............................................................                   2,635                      3,013
   Loss on early retirement of debt.........................................                  41,550                         --
   Other non-cash expenses..................................................                     124                        484
   Changes in assets and liabilities:
     Net (increase) decrease in accounts receivable and other assets........                  (6,856)                       851
     Net increase in accounts payable and accrued liabilities...............                  12,431                      4,042
                                                                                    ----------------           ----------------
 TOTAL ADJUSTMENTS..........................................................                  62,557                     23,803
                                                                                    ----------------           ----------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES..................................                  50,057                     28,596
                                                                                    ----------------           ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures.......................................................                 (28,842)                   (10,231)
 Proceeds from disposal of assets...........................................                      27                        157
                                                                                    ----------------           ----------------
 NET CASH USED IN INVESTING ACTIVITIES......................................                 (28,815)                   (10,074)
                                                                                    ----------------           ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt, net of issuance costs............                 167,808                         --
 Early retirement of debt...................................................                (223,017)                        --
 Principal payments on long-term debt.......................................                 (15,468)                    (5,942)
 Proceeds from borrowings under bank line of credit.........................                  63,010                         --
     Repayments of borrowings under bank line of credit.....................                 (14,000)                        --
 Repurchase of common stock.................................................                  (1,538)                        --
                                                                                    ----------------           ----------------
 NET CASH USED IN FINANCING ACTIVITIES......................................                 (23,205)                    (5,942)
                                                                                    ----------------           ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................                  (1,963)                    12,580
CASH AND CASH EQUIVALENTS, at beginning of period...........................                  41,598                     29,430
                                                                                    ----------------           ----------------
CASH AND CASH EQUIVALENTS, at end of period.................................        $         39,635           $         42,010
                                                                                    ================           ================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              COAST RESORTS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Year Ended December 31, 1998 and
            For the Nine Months Ended September 30, 1999 (unaudited)
                             (dollars in thousands)



                                        Common Stock                              Retained
                                     ------------------          Additional       Earnings       Treasury
                                      Shares       Amount      Paid-In Capital    (Deficit)        Stock           Total
                                     ---------    --------     ---------------    ----------     -----------     -----------
Balances at December 31, 1997....    1,494,353    $   15       $   95,398         $   (974)      $     --        $    94,439
 Net income......................           --        --               --            7,987             --              7,987
                                     ---------    --------     ---------------    ----------     -----------     -----------
Balances at December 31, 1998....    1,494,353        15           95,398            7,013             --            102,426
 Repurchase of common stock......      (15,375)       --               --               --         (1,538)            (1,538)
 Net loss........................           --        --               --          (12,500)            --            (12,500)
                                     ---------    --------     ---------------    ----------     -----------     -----------
Balances at September 30, 1999...    1,478,978    $   15       $   95,398         $ (5,487)      $ (1,538)       $    88,388
                                     ---------    --------     ---------------    ----------     -----------     -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              COAST RESORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND INFORMATION AND BASIS OF PRESENTATION

Background Information

     Coast Resorts, Inc. ("Coast Resorts" or the "Company") is a Nevada corporation and serves as a holding company for Coast Hotels and Casinos, Inc. ("Coast Hotels"). Through Coast Hotels, we own and operate three Las Vegas hotel-casinos and are developing a fourth.

     . The Orleans Hotel and Casino is located approximately one mile west of the Las Vegas Strip on Tropicana Avenue.

     . The Gold Coast Hotel and Casino is located approximately one mile west of the Las Vegas Strip on Flamingo Road.

     .  The Barbary Coast Hotel and Casino is located on the Las Vegas Strip.

     . On July 1, 1999, we began construction of the Suncoast Hotel and Casino near Summerlin in the west end of the Las Vegas valley. The Suncoast, with a construction budget of $185 million, is expected to open in September 2000.

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

NOTE 2 - LONG-TERM DEBT

  Long-term debt consists of the following as of September 30, 1999 and December 31, 1998:


                                                                             September 30,            December 31,
                                                                                 1999                     1998
                                                                        --------------------     --------------------
                                                                            (in thousands)
9.5% senior subordinated notes due April 2009......................          $       175,000          $            --

$200.0 million, reducing revolving credit facility due 2004, collateralized by substantially all of the assets of Coast
    Hotels                                                                            50,000                       --
   and Casinos, Inc................................................

13% First Mortgage Notes due December 15, 2002, net of original
   issue discount of $3,971,000 (1998).............................                    1,960                  171,029

10-7/8% First Mortgage Notes due November 1, 2001..................                       --                   16,800

9.19% note payable, payable in 60 monthly installments of
 approximately $750,000, including principal and interest,
 collateralized by certain gaming and other equipment, balance
 paid in full June 1999............................................                       --                   14,987




8.6% note due August 11, 2007, payable in monthly installments of
 $26,667 principal plus interest on remaining principal balance,
 collateralized by 1980 Hawker aircraft............................                    2,533                    2,773



Other notes payable................................................                    2,029                    2,270
                                                                        --------------------     --------------------
                                                                                     231,522                  207,859
Less: current portion..............................................                      323                    7,905
                                                                        --------------------     --------------------
                                                                             $       231,199          $       199,954
                                                                        ====================     ====================

                              COAST RESORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LONG-TERM DEBT (continued)

     In March 1999, Coast Hotels issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75 million senior secured revolving credit facility due 2004 to facilitate a refinancing. Borrowings under the credit facility are guaranteed by the Company. Availability under the credit facility was increased to $200 million in September 1999, subject to satisfaction of several conditions which were met subsequent to September 1999. Borrowings under the credit facility bear interest, at Coast Hotels' option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). As of September 30, 1999 the interest rate was 7.41%. Coast Hotels incurs a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. This variable fee is currently at the maximum rate of 0.5% per annum times the average unused portion of the facility.

     With the proceeds from the senior subordinated notes and borrowings under the credit facility, Coast Hotels repurchased substantially all of the $175.0 million principal amount outstanding of 13% first mortgage notes and all $16.8 million principal amount outstanding of 10-7/8% first mortgage notes and amended the indenture under which the 13% first mortgage notes were issued to eliminate substantially all of its restrictive covenants. Approximately $2.0 million in principal amount of the 13% first mortgage notes remain outstanding and are governed by the terms of the amended indenture. In connection with the repurchase of the 13% notes and the 10-7/8% notes, Coast Hotels incurred repurchase premiums of $31.0 million and $2.1 million, respectively. The repurchase premiums and the write-offs of unamortized debt issuance costs and original issue discount resulted in an extraordinary loss of $27.0 million, net of applicable income tax benefit of $14.5 million.

     The availability under the $200.0 million credit facility will be reduced in quarterly amounts beginning in the fiscal quarter ending September 30, 2001. The initial advance of $47.0 million under the new credit facility was used in connection with the repurchase of the 13% first mortgage notes and the 10-7/8% first mortgage notes. Subsequent advances under the new credit facility may be used for working capital, general corporate purposes, construction of the Suncoast and certain improvements to our existing properties. As of September 30, 1999, we had borrowed $50.0 million under the $200.0 million credit facility.

NOTE 3 - TREASURY STOCK

     In May 1999, our board of directors authorized the potential repurchase of up to 50,000 shares of common stock from stockholders at a maximum aggregate repurchase price of $5.0 million. Through September 30, 1999, we repurchased a total of 15,375 shares of common stock from shareholders at a total purchase price of $1.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, certain financial information regarding the results of operations of the Company:


                                                          Three Months Ended                      Nine Months Ended
                                                             September 30,                            September 30,
                                                  --------------------------------          --------------------------------
                                                      1999                 1998                 1999                 1998
                                                  ------------        ------------          -------------       ------------

Hotel-casino operations:
 Net operating revenues........................   $   88,380           $    83,071           $    267,005        $   244,068
 Operating expenses............................       77,005                73,153                222,336            209,837
                                                  ------------        ------------          -------------       ------------
Operating income from hotel-casino operations..       11,375                 9,918                 44,669             34,231
Corporate expenses (1).........................        1,541                 2,253                  6,368              6,774
                                                  ------------        ------------          -------------       ------------
Total operating income.........................   $    9,834           $     7,665           $     38,301         $   27,457
                                                  ============        ============         ==============       ============

EBITDA, hotel-casino operations (2)............   $   17,172           $    15,328           $     61,477         $   50,281
                                                  ------------        ------------          -------------       ------------

EBITDA, total (including corporate) (2)........   $   15,959           $    13,862           $     56,833         $   45,868
                                                  ------------        ------------          -------------       ------------

(1) Corporate expenses include corporate general and administrative expenses, depreciation and amortization, pre-opening expenses and, prior to July 1, 1999, land lease expenses, both cash and deferred, on the Suncoast land. Suncoast land lease expenses subsequent to July 1, 1999, the date we commenced construction on the Suncoast, are being capitalized.

(2) "EBITDA" means earnings before interest, taxes, depreciation, amortization, deferred (non-cash) rent expense and certain non-recurring items, including pre-opening expenses. EBITDA should not be construed as an alternative to operating income or net income, as determined in accordance with generally accepted accounting principles, as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing and financing activities, as determined in accordance with generally accepted accounting principles, as an indicator of cash flows or a measure of liquidity. EBITDA is presented solely as supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry. All companies do not calculate EBITDA in the same manner. As a result, EBITDA as presented here may not be comparable to a similarly titled measure presented by other companies.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998 and Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Net revenues in the quarter ended September 30, 1999 were $88.4 million compared to $83.1 million in the same quarter in 1998, an increase of 6.4%. For the first nine months of 1999, net revenues were $267.0 million, an increase of 9.4% over revenues of $244.1 million in the same period in 1998. Third quarter operating income was $9.8 million compared to $7.7 million in 1998, an increase of 28.3%. For the nine months ended September 30, 1999, operating income was $38.3 million, an increase of 39.5% over operating income of $27.5 million in the same period in 1998. Net income for the quarter ended September 30, 1999 was $3.5 million compared to $424,000 in the same quarter of 1998. An extraordinary item of $27.0 million, net of income tax benefit, from the early retirement of debt in the quarter ended March 31, 1999, resulted in a net loss of $12.5 million in the first nine months of 1999, compared to net income of $4.8 million in the first nine

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

months of 1998. Net income before extraordinary item for the nine months ended September 30, 1999 was $14.5 million compared to $4.8 million in the same period in 1998.

     Casino. Casino revenues in the quarter ended September 30, 1999 were $64.8 million, an increase of 6.2% compared to casino revenues of $61.0 million in the same quarter in 1998. The increase was primarily due to a 16.4% increase in slot revenues at The Orleans. Slot revenues also increased at both the Gold Coast and Barbary Coast, but table games win percentages were lower than historical averages at all three properties in the quarter. In the nine months ended September 30, 1999, casino revenues were $195.4 million, an increase of 9.7% over 1998 revenues of $178.1 million. The increase was due primarily to increased slot revenues at The Orleans, Gold Coast and Barbary Coast, which were up 24.0%, 6.8% and 16.4%, respectively.

     Casino expenses in the quarter ended September 30, 1999 increased by 3.5% over the same quarter in 1998, primarily due to wage increases in July at all three properties. The casino operating margin increased to 48.9% compared to 47.6% in the third quarter of 1998. For the nine months ended September 30, 1999, casino expenses increased 3.6%, primarily due to increased promotional expenses and the wage increases discussed above. The casino operating margin increased to 50.3% from 47.3% in the nine months ended September 1998.

     Food and Beverage. Food and beverage revenues were $17.8 million in the third quarter of 1999 compared to $16.4 million in 1998, an increase of 8.2%. The increase was due primarily to the new buffet at The Orleans, which opened in May 1999. For the nine months ended September 30, 1999, food and beverage revenues were $53.4 million, increasing 8.5% over 1998 revenues of $49.2 million in the same period, primarily due to increased buffet revenues at The Orleans.

     Food and beverage expenses were $12.9 million in the third quarter of 1999 compared to $11.8 million in the third quarter of 1998, an increase of 9.6%. Third quarter food and beverage operating margin declined to 27.2% from 28.2% in the prior year, primarily as a result of the higher labor costs and cost of sales related to the new buffet at The Orleans. For the nine months ended September 30, 1999, food and beverage expenses increased 5.7%. While the higher operating costs related to the new buffet at The Orleans may affect operating margins on a going-forward basis, the food and beverage operating margin in the first nine months of 1999 improved to 30.0% compared to 28.1% in 1998.

     Hotel. Hotel room revenues were $7.2 million in the three months ended September 30, 1999, an increase of 3.4% over 1998 revenues of $6.9 million.
Each of our three hotel properties continued to experience strong room occupancy percentages, with a combined occupancy rate of 96.3% for the quarter compared to 95.8% in the third quarter of 1998. In addition, average daily room rates were slightly higher in the quarter compared to the prior year. For the nine months ended September 30, 1999, hotel room revenues were $22.5 million compared to $21.1 million in the first nine months of 1998. The combined occupancy rate for our three hotel properties for the first nine months of 1999 was 96.3% compared to 92.5% in 1998. For the nine month period, average daily room rates at each of our hotel properties were slightly higher than in the first nine months of 1998.

     Other. Other revenues were $7.2 million for the three months ended September 30, 1999, an increase of 10.1% over 1998 other revenues of $6.6 million, primarily due to the opening of a liquor store in the expansion of The Orleans, as well as increased rental income due to higher movie theater revenues at that property. Costs related to the other revenues increased 5.3% in the period due to expenses related to the new liquor store. For the nine months ended September 30, 1999, other revenues increased 14.9% to $21.4 million compared to $18.7 million in the first nine months of 1998, primarily due to increased revenues at the Gold Coast and The Orleans showrooms, bowling centers, gift shops and liquor stores. Costs related to the other revenues increased 14.5% in the nine months ended September 30, 1999, in line with the increase in revenues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

     General and Administrative. General and administrative expenses were $16.5 million in the third quarter of 1999, an increase of 3.0% over 1998 expenses of $16.1 million. The increase was due, in part, to wage increases at our three hotel-casinos. For the nine months ended September 30, 1999, general and administrative expenses were $47.6 million compared to $43.9 million in the same period in 1998, an increase of 8.3%. In addition to wage increases, an expansion completed at The Orleans in May 1999 resulted in higher utility costs and increased staffing in several ancillary departments.

     Deferred Rent. Deferred rent in the third quarter of 1999 decreased from $1.0 million in 1998 to $519,000 in 1999 as we began capitalizing rent expense for the land upon which we started construction of the Suncoast on July 1, 1999. For the nine months ended September 30, 1999, deferred rent expense was $2.4 million compared to $3.0 million in the same period in 1998.

     Interest expense. Interest expense was lower in the third quarter and in the first nine months of 1999 compared to the same periods in 1998, primarily as a result of our debt refinancing in March 1999. The refinancing reduced the weighted average interest rate on our outstanding indebtedness to approximately 9.0% from approximately 12.4% at December 31, 1998. In connection with the commencement of construction of the Suncoast on July 1, 1999, we began to capitalize interest expense during the third quarter.

Liquidity and Capital Resources

     Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $50.1 million in the nine months ended September 30, 1999, compared to $28.6 million in the same period in 1998. The increase was due primarily to the increased operating income of Coast Hotels.

     Our estimated cash requirements for 1999 include interest payments on outstanding indebtedness and principal payments of approximately $15.6 million on equipment notes payable, $15.5 million of which was paid in the nine months ended September 30, 1999. Additional cash requirements include land lease payments of approximately $4.6 million, including $3.4 million paid in the nine months ended September 30, 1999, and budgeted capital expenditures at our existing properties of approximately $24.6 million. Of the budgeted capital expenditures, we incurred $19.4 million in the nine months ended September 30, 1999, including $10.6 million related to an expansion project at The Orleans which was completed in May 1999. Included in the $24.6 million capital expenditure budget is $11.0 million for maintenance capital expenditures, including $8.8 million expended in the first nine months.

     In July 1999, we began construction of our newest hotel-casino, the Suncoast, which has an estimated construction and development budget of $185.0 million and an estimated completion date of September 2000. We have expended $12.7 million on the Suncoast project, including $9.4 million in the first nine months of 1999. For the remainder of 1999, we estimate additional expenditures related to the Suncoast construction will total approximately $30.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

     We believe that existing cash balances, operating cash flow and available borrowings under our $200.0 million credit facility will provide sufficient resources to meet our debt and lease payment obligations, foreseeable capital expenditure requirements at our existing properties and the construction and development of the Suncoast.

     In March 1999, Coast Hotels issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured revolving credit facility due 2004 to facilitate a refinancing. Availability under the credit facility was increased to $200 million in September 1999, subject to satisfaction of several conditions which were met subsequent to September 1999. Borrowings under the credit facility bear interest, at Coast Hotels' option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). As of September 30, 1999 the interest rate was 7.41%. Coast Hotels incurs a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. This variable fee is currently at the maximum rate of 0.5% per annum times the average unused portion of the facility.

     With the proceeds from the senior subordinated notes and borrowings under the credit facility, we repurchased substantially all of the $175.0 million principal amount outstanding of 13% first mortgage notes and all $16.8 million principal amount outstanding of 10-7/8% first mortgage notes and amended the indenture under which the 13% first mortgage notes were issued to eliminate substantially all of its restrictive covenants. Approximately $2.0 million in principal amount of the 13% first mortgage notes remain outstanding and are governed by the terms of the amended indenture. In connection with the repurchase of the 13% notes and the 10-7/8% notes, we incurred repurchase premiums of $31.0 million and $2.1 million, respectively. The repurchase premiums and the write-offs of unamortized debt issuance costs and original issue discount resulted in an extraordinary loss of $27.0 million, net of applicable income tax benefit of $14.5 million.

     The availability under the $200.0 million credit facility will be reduced in quarterly amounts beginning in the fiscal quarter ending September 30, 2001. The initial advance of $47.0 million under the credit facility was used in connection with the repurchase of the 13% first mortgage notes and the 10-7/8% first mortgage notes. Subsequent advances under the credit facility may be used for working capital, general corporate purposes, construction of the Suncoast, and certain improvements to our existing properties. As of September 30, 1999, we have borrowed $50.0 million under the $200.0 million credit facility.

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

     We could also be exposed to Y2K problems should certain of our suppliers have disruptions to their operations due to Y2K problems. We do not consider these potential problems to be as significant as those with our own systems because, in most instances, we could find alternate vendors for our supplies. However, Y2K problems for certain suppliers, such as utility providers, could result in disruptions to hotel-casino operations for an indeterminate period of time. Additionally, should providers of financial services such as ATM's, credit card processing and credit card cash advance experience Y2K problems, our operations could be adversely affected.

     We recognize the need to ensure our operations will not be adversely affected by Y2K and have taken steps to update our systems, where necessary, including replacing or updating software and equipment. Since 1997, our Information Systems department has attempted to identify all areas where Y2K could pose a problem. To assist them in their effort and to further help identify potential problem areas, in October 1998 we retained the services of an advisor to review our Y2K program.

     As of September 30, 1999, we have identified and updated or are in the process of updating those systems and programs that we deem most critical to the day-to-day operations of our hotel-casinos. Based on representations from our software vendors, we are currently using Year 2000 compliant software for our accounting, human resources, payroll, inventory, purchasing, hotel front desk and reservations, casino player tracking and marketing, race and sports wagering, bowling and point of sale systems. We estimate that the cost to identify and correct potential Y2K problems will total approximately $1.6 million, approximately $1.3 million of which had been spent as of September 30, 1999. All costs related to software modification, as well as all costs associated with our Y2K project, are being expensed or capitalized as incurred and are included in the cost estimate referred to above. We are currently developing contingency plans for specific areas of our operations. Such plans include the training of employees in the implementation of manual procedures for gaming operations, the selection of alternative vendors and the testing of back-up electrical power generators. We will continue to assess Y2K risk and develop contingency plans.

Forward Looking Statements

     The statements in this Management's Discussion and Analysis which are not historical facts are forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements are subject to risks and uncertainties, including, but not limited to, increased competition, both in Nevada and other jurisdictions, dependence on the Las Vegas area and the Southern California region for a majority of the Company's customers, uncertainties associated with the Y2K problem and uncertainties associated with construction projects, including the related disruption of operations and the availability of financing which could cause actual results to vary materially from those discussed herein.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K:

(a)       Exhibits.

          10.48  Amended and Restated Loan Agreement dated as of September 16,
                 1999
          27.    Financial Data Schedule.

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

Date:  November 15, 1999        COAST RESORTS, INC., a Nevada corporation

                                By:  /s/ Gage Parrish
                                     ---------------------------------
                                     Gage Parrish
                                     Vice President and Chief Financial Officer