Form 10-K405
period 1999-12-31
COAST RESORTS INC
filed 2000-03-30
CIK 1001865

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                ________________

                                   FORM 10-K

 [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

                                       OR

 [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ____ to ______

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

                                (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The number of shares of the Registrant's Common Stock outstanding as of March 1, 2000 was 1,478,977.94. The aggregate market value of the Common Stock held by non-affiliates of the Registrant was $50,796,530 as of March 1, 2000.

                              COAST RESORTS, INC.

                               Table Of Contents

                           Annual Report On Form 10-K
                  For The Fiscal Year Ended December 31, 1999

                                                                                                              PAGE
                                                                                                             -----

                                                        PART I

Item 1.      Business.................................................................................         2

Item 2.      Properties...............................................................................        13

Item 3.      Legal Proceedings........................................................................        14

Item 4.      Submission of Matters to a Vote of Security Holders......................................        15

                                                       PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters...............         16

Item 6.      Selected Financial Data.................................................................         17

Item 7.      Management's Discussion And Analysis Of Financial Condition And Results Of Operations...         20

Item 8.      Financial Statements and Supplementary Data.............................................         24

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....         24

                                                       PART III

Item 10.     Executive Officers and Directors of the Registrant......................................         25

Item 11.     Executive Compensation..................................................................         27

Item 12.     Security Ownership of Certain Beneficial Owners and Management..........................         29

Item 13.     Certain Relationships and Related Transactions..........................................         29

                                                       PART IV

Item 14.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K.......................         31

                                     PART I

Item 1. Business
        --------

The Company

  Coast Resorts, Inc. ("Coast Resorts"), a Nevada corporation, owns and operates three Las Vegas hotel-casinos, the Orleans, the Gold Coast and the Barbary Coast, through its wholly-owned subsidiary, Coast Hotels and Casinos, Inc. ("Coast Hotels"), a Nevada corporation. Our primary target customers for the Orleans and the Gold Coast are local Las Vegas residents. The Barbary Coast benefits from foot traffic at its prime location on the Las Vegas Strip. Our growth strategy includes expanding our existing facilities, as well as identifying and developing new gaming opportunities, primarily in Las Vegas. We are currently constructing a fourth hotel-casino, the Suncoast, on a 50-acre site in west Las Vegas near Summerlin, a rapidly growing master-planned community. We also own an approximately 29-acre gaming site in North Las Vegas that we may develop in the future.

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

  Our operating strategy with respect to gaming revenue focuses on slot and video poker machines because these games accounted for approximately 69% of our gaming revenues and approximately 50% of our total revenues in the year ended December 31, 1999. (It is customary in the gaming industry to include video poker and other gaming machines when using the term "slots" or "slot machines.") Our marketing efforts include many high profile programs, including slot clubs and frequent prize drawings for slot players. Other promotions include the original "Pick the Pros" $1,000,000 football contest, check cashing promotions and direct mail campaigns.

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

 . Friendly Atmosphere. A key element of our strategy is to provide patrons with friendly, personal service that is designed to foster customer loyalty and generate repeat business. Locals appreciate a friendly, casual gaming environment where employees make them feel at home.

        --------------------

Business And Marketing Strategy (continued)

 . Value. We offer value to our gaming patrons by providing video poker and slot machines with better odds than those traditionally found at Strip casinos due to lower hold percentages on our slot machines. Locals' perception of value is also influenced by such things as slot clubs that reward frequent gamblers. The Orleans and Gold Coast slot clubs offer customers an opportunity to earn cash and prizes based on their winnings. Because locals and repeat visitors demand variety and quality in their slot machine play, our casinos offer the latest slot and video poker technology, including several games designed exclusively for us. In addition, in order to appeal to our value-conscious customers, our many restaurants and bars serve generous portions of quality food and beverages at attractive prices.

 . Entertainment, Movie Theaters And Amenities. We believe we compete effectively with other locals-oriented casinos by offering amenities and entertainment that our customers demand and that accentuate the perception of value for our customers. Our properties offer a number of amenities that generate significant foot traffic through our casinos, including movie theaters, bowling centers, quality restaurants and a variety of musical entertainment.

   . Entertainment. The Orleans features headliner entertainers in its 850-seat theater, attracting both local customers and tourists alike. Among the entertainers who have appeared are Willie Nelson, Ray Charles and the Righteous Brothers. The entertainment lounges at our hotel-casinos feature many popular lounge acts.

   . Movie Theaters. The Gold Coast was the first hotel-casino in Las Vegas to offer first-run movies in its twin theaters. The Orleans has twelve "stadium-seating" movie theaters, which opened in December 1997. Our theaters are operated through a long-term joint venture with Century Theaters, one of Las Vegas' leading theater operators, allowing us to offer a wide variety of first-run movies in our state-of-the-art facilities.

   . Restaurants. We believe that the value offered by the many restaurants at our casino properties is a major factor in attracting local gaming customers, as we believe dining is a primary motivation for casino visits by many locals. All of the restaurants located in our casino properties offer generous portions of quality food at reasonable prices. In addition, the Barbary Coast features two award-winning gourmet restaurants, Michael's and Drai's on the Strip.

   . Other Amenities. In addition to the restaurants and theaters mentioned above, we offer a variety of amenities directed to the locals market, including our bowling centers at the Gold Coast and the Orleans, which are among the most popular in Las Vegas. Other amenities include banquet and meeting rooms and child-care facilities.

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

        --------------------

The Orleans

  We designed the Orleans to differentiate it in the Las Vegas market by combining an upscale, off-Strip experience in an exciting themed environment reflecting the architectural heritage of the New Orleans French Quarter with a wide variety of non-gaming amenities. The Orleans primarily targets middle to upper-middle income gaming customers, both local residents and visitors to Las Vegas. We believe that the Orleans is an attractive alternative for local residents and Las Vegas visitors, offering a full-service hotel-casino and entertainment experience complemented with a value-oriented pricing strategy. The Orleans is strategically located on Tropicana Avenue, a short distance from the Las Vegas Strip and McCarran International Airport. According to the Nevada Department of Transportation 1998 Annual Traffic Report, approximately 65,000 vehicles travel by the Orleans each day. With easy access and ample parking, the Orleans has quickly become a popular destination for locals.

  The Orleans features an approximately 110,000 square foot casino, a 22-story tower with 840 hotel rooms, 12 "stadium seating" first-run movie theaters, a 70-lane bowling center, approximately 40,000 square feet of banquet and meeting facilities, including an approximately 17,000 square foot grand ballroom, five full-service restaurants, specialty themed bars, a swimming pool, a barber shop, a child-care facility, a video arcade, a beauty salon and approximately 4,000 parking spaces. The casino includes approximately 2,450 slot machines, 63 table games, a keno lounge, a poker parlor and race and sports books. The Orleans also includes an 850-seat theater that features headliner entertainment and other special events. Among the performers at the Orleans' theater during the past year have been Willie Nelson, Ray Charles and the Righteous Brothers. We believe that the high-quality entertainment at the theater distinguishes us from most other locals casinos in Las Vegas and allows us to attract more tourists who would otherwise gamble at Strip casinos.

  The Orleans features five restaurants including the Canal Street Grille, serving steaks and seafood in a gourmet atmosphere, Vito's Ristorante, an Italian restaurant, Don Miguel's, a Mexican restaurant, the Courtyard Cafe, a coffee shop featuring New Orleans favorites as well as Chinese and American fare, and the French Market Buffet. Each of our restaurants serves generous portions of quality food and beverages at competitive prices. For customers desiring a quick meal or snack, we offer Terrible Mike's, a hamburger and sandwich restaurant, Kate's Corner, an ice cream parlor, and a snack bar in our bowling center. The Orleans employs a number of marketing programs, including a slot club with over 200,000 members, football contests and grand prize drawings.

  In order to capitalize on our strong presence in the locals market, we are considering further expansion of the Orleans by adding additional movie theaters, two restaurants, a new hotel tower and a parking garage. No definitive plans for such an expansion have been made, nor have we arranged for the financing for such a project. Because the proposed expansion is subject to a number of factors, including financing capacity and continued growth of revenues at the Orleans, we cannot assure you that all or any aspects of this expansion will be commenced or completed.

        --------------------

Gold Coast

  The Gold Coast, which opened in 1986, is located on West Flamingo Road approximately one mile west of the Las Vegas Strip near Interstate 15, the major highway linking Las Vegas and Southern California, offering easy access from all four directions in the Las Vegas Valley. The Gold Coast is located in a high-traffic area and, according to the Nevada Department of Transportation, an average of approximately 78,000 vehicles travel by the Gold Coast each day. The Gold Coast features an approximately 70,000 square foot casino, including approximately 2,000 slot machines, 46 table games, a keno lounge, a 160-seat race and sports book and a 700-seat bingo parlor. The Gold Coast also features an 11-story tower with 712 hotel rooms and suites and a swimming pool with a covered bar.

  The Gold Coast features three full-service restaurants, a 380-seat buffet restaurant, a fast-food restaurant, a snack bar and an ice cream parlor. Entertainment amenities include a 72-lane bowling center, two movie theaters, approximately 10,000 square feet of banquet and meeting facilities, four bars, two entertainment lounges and a showroom/dance hall featuring live musical entertainment. Other amenities include a gift shop, a liquor store, a travel agency, an American Express office, a Western Union office, a beauty salon, a barber shop, a child-care facility and over 3,000 parking spaces.

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

  The Gold Coast has developed a number of innovative campaigns designed to promote its business and attract local residents. The Gold Coast's slot club has issued over 500,000 club cards to its members since inception and currently has over 100,000 active members. We established the slot club in 1987 to encourage repeat business by rewarding frequent slot players with cash and prizes. Our other Gold Coast marketing programs have included the original "Pick the Pros" football contest, a $250,000 paycheck cashing contest and live entertainment in the showroom. In addition, the Gold Coast is a sponsor of the annual National Finals Rodeo, which attracts thousands of visitors to Las Vegas each December. The awards ceremonies for the Rodeo are held nightly at the Gold Coast during the 10-day event.

Barbary Coast

  The Barbary Coast, which opened in 1979, is located at the intersection of Flamingo Road and Las Vegas Boulevard. The Barbary Coast is located on one of the busiest intersections on the Strip, along with Caesars Palace, Bally's Las Vegas and Bellagio. Historically, the Barbary Coast has relied on foot traffic on the Las Vegas Strip for a significant amount of its revenues. As a result, the Barbary Coast's customer base is primarily visitors to the Las Vegas area. In addition to its favorable location on the Strip, the Barbary Coast has also benefited from its more intimate gaming atmosphere, allowing it to develop a loyal base of table games and slot customers. Our marketing efforts toward table games customers include complimentary rooms, food and beverage, as well as programs such as blackjack tournaments and golf outings. Slot players may also receive complimentary rooms, food and beverage, as well as cash and prizes as members of our slot club. The slot players' "Fun Club" has approximately 100,000 members who are rewarded for their frequent play.

        --------------------

Barbary Coast (continued)

  The Barbary Coast features an approximately 30,000 square foot casino, including approximately 660 slot machines, 36 table games, race and sports books and other amenities. Our eight-story tower includes 197 spacious rooms and suites. The Barbary Coast is furnished and decorated in an elegant turn-of-the-century Victorian theme and includes three bars and three restaurants: Michael's restaurant, Drai's on the Strip (leased to and operated by a third party) and the Victorian Room. Michael's and Drai's both feature gourmet-quality cuisine served in elegant settings. The Victorian Room features both American and Chinese food served in an atmosphere of stained glass and turn-of-the-century decor.

Suncoast

  We are currently constructing the Suncoast to expand our presence in the growing Las Vegas locals market. The Suncoast will serve one of the fastest growing areas of the Las Vegas valley and will be located on approximately 50 acres in Peccole Ranch, a master-planned community adjacent to Summerlin.

  Our new hotel-casino will be strategically located at the intersection of Rampart Boulevard and Alta Drive, readily accessible from most major points in Las Vegas, including downtown (approximately eight miles) and the Strip (approximately nine miles). The site is approximately 1/4 mile from the Regent Las Vegas, a new luxury resort that opened in the third quarter of 1999.

  The Suncoast is a Mediterranean-themed facility that will have approximately 78,000 square feet of casino space, 216 spacious hotel rooms, approximately 25,000 square feet of banquet and meeting facilities, 16 "stadium seating" movie theaters, five full-service restaurants and approximately 3,400 parking spaces. We expect the casino to include approximately 2,000 slot machines, 48 table games, race and sports books and a 64-lane bowling center. The Suncoast room tower is being built to accommodate an additional 216 hotel rooms, which will be completed on an as-needed basis.

  We have an estimated construction and development budget of approximately $185.0 million (excluding pre-opening expenditures, opening bankroll and capitalized interest costs). Construction is expected to cost approximately $126.0 million, including contingencies. The budget also includes $52.0 million for fixtures and equipment and $7.0 million for architecture and design fees.

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

        --------------------

Potential Future Developments

  From time to time in our ordinary course of business we review proposals for new developments, joint ventures and other strategic transactions. We have had preliminary discussions regarding a potential investment in a casino development in Mississippi. No agreements have been reached with respect to that casino development, and we cannot assure you that that development or any new developments, ventures or transactions will be pursued or, if pursued, will be successful.

Neighborhood Casino Act

  Nevada's Senate Bill 208, also known as SB 208 and the Neighborhood Casino Act, was enacted in 1997 and affects the development of our Suncoast location as well as other potential locations for casinos targeting Las Vegas residents. The Neighborhood Casino Act, among other things, imposes more stringent requirements for approval of new hotel-casinos in Clark County that are not located in the vicinity of the Strip and downtown Las Vegas. Sites that were designated a gaming overlay or gaming enterprise district no later than December 31, 1998 and that receive approval from the Nevada Commission for a nonrestricted gaming license no later than December 31, 2002 will not be subject to the more stringent requirements of the Neighborhood Casino Act. In addition, certain casino sites in master-planned communities have no deadline on when they must be licensed by the Nevada Commission.

  The site on which the Suncoast is being constructed has been designated as a gaming overlay or gaming enterprise district by the City of Las Vegas, which is the zoning designation necessary to construct and operate a hotel-casino. We must receive approval for a nonrestricted gaming license, which is generally not available until immediately prior to beginning gaming operations, by December 21, 2002, or we will be required to successfully petition the City of Las Vegas to designate the Suncoast site as a gaming overlay or gaming enterprise district in order to obtain a nonrestricted gaming license pursuant to the more stringent standards of SB 208. These and other restrictions may limit our ability to develop and operate the Suncoast and any future development projects in Clark County, including the land we own in North Las Vegas.

Competition

  There is intense competition among companies in the gaming industry. The Orleans and the Gold Coast compete (and, when completed, the Suncoast will compete) primarily with Las Vegas hotel-casinos and non-hotel gaming facilities that target local residents. Some of these competitors have recently completed expansions or new projects. In addition, there are currently gaming facilities that have been announced or are under construction in the immediate vicinity of our casinos. A hotel-casino has been proposed for a location adjacent to the Gold Coast. Additionally, adjacent to the Suncoast site, a luxury hotel-casino and spa called The Regent Las Vegas opened in the third quarter of 1999. The construction of new properties and the expansion or enhancement of existing properties near our casinos could have a negative impact on our business.

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

        --------------------

Competition (continued)

  In addition to those mentioned above, several new hotel-casino projects and expansions have been announced or are under construction in Las Vegas. These projects and expansions will add substantial additional gaming and room capacity to the Las Vegas area over the next two years. This additional gaming and room capacity may have a negative impact on our business.

  Furthermore, we compete with other legalized forms of gaming and gaming operations in other parts of the state of Nevada and elsewhere. Certain states have recently legalized, and several other states are currently considering legalizing, casino gaming in designated areas. We also face competition from casinos located on Native American reservations. We believe that the development by Native Americans and other casino properties similar to those in Las Vegas in areas close to Nevada, particularly California and Arizona, could have a material adverse effect on our business and results of operations. In March 2000, California voters passed Proposition 1-A, which exempts California Native American tribes from constitutional prohibitions against casino gaming and allows the California governor to compact with the tribes to conduct limited Las Vegas-style gaming activities. The governor has entered into compacts with 53 tribes that allow the tribes to operate slot and video poker machines, banked card games and lotteries. An increase in gaming in California as a result of the passage of Proposition 1-A could have a material adverse effect on our business and results of operations.

Employees

  At March 20, 2000, we had approximately 5,125 employees. We have not experienced any significant work stoppages and believe our labor relations are good. The Las Vegas job market for employees is very competitive. Except for approximately 350 employees at the Barbary Coast who are covered by a collective bargaining agreement, none of our other employees are covered by a collective bargaining agreement.

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

  The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which seek to, among other things, (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity, (ii) establish and maintain responsible accounting practices and procedures, (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities, (iv) prevent cheating and fraudulent practices and (v) provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on our gaming operations.

        --------------------

Nevada Regulation And Licensing  (continued)

  We operate the Gold Coast, the Barbary Coast and the Orleans, and are licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Coast Resorts is registered with the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and Coast Resorts has been found suitable to own the stock of Coast Hotels. Coast Resorts, as a Registered Corporation, and Coast Hotels, as a Corporate Licensee, are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may request. No person may become a stockholder of, or receive any percentage of the profits from, Coast Hotels without first obtaining licenses and approvals from the Nevada Gaming Authorities. Coast Hotels and Coast Resorts have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities at its hotel-casinos.

  The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Coast Hotels or Coast Resorts in order to determine whether such individual is suitable or should be licensed as a business associate of a Corporate Licensee or a Registered Corporation. Officers, directors and certain key employees of Coast Hotels must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of Coast Hotels who are actively and directly involved in gaming activities may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

  If the Nevada Gaming Authorities were to find an officer, director or key employee of Coast Hotels or Coast Resorts unsuitable for licensing or unsuitable to continue having a relationship with Coast Hotels or Coast Resorts, we would have to sever all relationships with such person. In addition, the Nevada Commission may require Coast Resorts and Coast Hotels to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

  Coast Hotels and Coast Resorts are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Coast Hotels must be reported to, or approved by, the Nevada Commission.

  If it were determined that the Nevada Act was violated by Coast Hotels, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Coast Hotels, Coast Resorts and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate our gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of our gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our gaming operations.

        --------------------

Nevada Regulation And Licensing  (continued)

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

  Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. Coast Hotels is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with Coast Hotels or Coast Resorts, we (i) pay that person any dividend or interest upon voting securities of our company, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pay remuneration in any form to that person for services rendered or otherwise, or
(iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities, including, if necessary, the immediate purchase of such voting securities for cash at fair market value.

        --------------------

Nevada Regulation And Licensing  (continued)

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

  Coast Resorts is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Coast Resorts is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada Act.

  Licensed Corporations and Registered Corporations such as Coast Hotels and Coast Resorts may not make public offering of their securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to require or extend obligations incurred for such purposes. The Nevada Commission has previously granted exemptions from this prior approval process for certain public offerings by Coast Hotels and Coast Resorts. Approval of a public offering, if given, will not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

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

        --------------------

Nevada Regulation And Licensing  (continued)

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

  Coast Resorts may pursue development opportunities in other jurisdictions and expects that if it does so it will be subject to similar licensing requirements and rigorous regulatory standards in each other jurisdiction in which it seeks to conduct gaming operations. There can be no assurance that the Company would receive a gaming license from, or that regulations adopted, permits required or taxes imposed, by other jurisdictions will permit profitable operations by Coast Resorts in those jurisdictions.

        --------------------

Certain Forward-Looking Statements

  This Form 10-K includes "forward-looking statements" within the meaning of the securities laws. All statements regarding our expected financial position, business strategies and financing plans under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere in this Form 10-K are forward-looking statements. In addition, in those and other portions of this Form 10-K, the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends" and similar expressions, as they relate to Coast Resorts or its management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, and have based these expectations on our beliefs as well as assumptions we have made, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from such expectations are disclosed in this Form 10-K, including, without limitation, the following factors:

 . increased competition in Nevada and other states including increased competition from California Native American gaming;

 . dependence on the Las Vegas area and Southern California for a majority of our customers;

 . substantial leverage and uncertainty that we will be able to service our debt;

 . uncertainties associated with the Suncoast and other construction projects, including the related disruption of operations and the availability of financing, if necessary; and

 . changes in laws or regulations, third party relations and approvals, decisions of courts, regulators and governmental bodies.

  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. The forward-looking statements included are made only as of the date of this Form 10-K. We do not intend, and undertake no obligation, to update these forward-looking statements.

Item 2. Properties
        ----------

  The Orleans occupies a portion of an approximately 80-acre site located on West Tropicana Avenue, approximately one mile south of the Gold Coast. We lease the real property under a ground lease entered into by Coast Hotels and the Tiberti Company, a Nevada general partnership of which J. Tito Tiberti, a director of Coast Hotels and Coast Resorts, is managing partner. See "Certain Transactions." The lease had an effective commencement date of October 1, 1995, an initial term of 50 years, and includes an option, exercisable by us, to extend the initial term for an additional 25 years. The lease provides for monthly rental payments of $175,000 per month through February 1999, $200,000 per month during the 36-month period thereafter, $225,000 per month during the 48-month period thereafter and $250,000 per month during the 60-month period thereafter. In March 2011, annual rental payments will increase on a compounding basis at a rate of 3.0% per annum. In addition, we have been granted an option to purchase the real property during the two-year period commencing in February 2016. The lease provides that the purchase price will be the fair market value of the real property at the time we exercise the option, provided that the purchase price will not be less than 10 times, nor more than 12 times, annual rent at such time.

        ----------------------

  We own the approximately 26 acres that the Gold Coast occupies on West Flamingo Road. We also own an 8.33-acre site across the street from the Gold Coast that contains an approximately 100,000 square foot warehouse. The warehouse is used by the Gold Coast, the Barbary Coast and the Orleans primarily as a storage facility.

  The Barbary Coast occupies approximately 1.8 acres at the intersection of Flamingo Road and the Strip and occupies real property that we lease pursuant to a lease that expires on May 1, 2003. The lease provides for rental payments of $175,000 per year. The lease contains two options, exercisable by us, to extend the term of the lease for 30 years each. Rental payments will increase to $190,000 per year for the ten years following the first renewal option, $200,000 per year for the second ten-year period and $210,000 per year for the third ten-year period. We have an option to purchase the leased property at any time during the six month period prior to the expiration of the lease, provided that certain conditions are met, at a purchase price equal to the greater of $3.5 million or the then appraised value of the real property. We also have a right of first refusal in the event the landlord desires to sell the real property during the initial term of the lease. We also lease approximately 2.5 additional acres of real property located adjacent to the Barbary Coast. The lease expires on December 31, 2003. The lease provides for rental payments of $125,000 per annum. We use the 2.5-acre property as a parking lot for our employees and for valet parking. The landlord has the right to terminate the lease upon six months prior notice to us if it requires the use of the property for its own business purposes (which excludes leaving the property vacant or leasing it to third parties prior to January 1, 2003).

  We lease the approximately 50-acre Suncoast site located at the corner of Rampart Boulevard and Alta Drive in the west Las Vegas valley pursuant to a Ground Lease Agreement dated as of October 28, 1994. The initial term of the lease expires on December 31, 2055. The lease contains three options, exercisable by us, to extend term of the lease for 10 years each. The lease provided for monthly rental payments of $166,667 for the year ended December 31, 1995. Thereafter, the monthly rent increases by the amount of $5,000 in January of each year. The landlord has the option to require us to purchase the property at the end of 2014, 2015, 2016, 2017 and 2018, at the fair market value of the real property at the time the landlord exercises the option, provided that the purchase price will not be less than 10 times nor more than 15 times the annual rent at such time. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31.0 million to approximately $51.0 million in the years 2014 through 2018. We have a right of first refusal in the event the landlord desires to sell the property at any time during the lease term.

  We also own an approximately 29-acre parcel of undeveloped land located at the corner of Rancho Drive and Carey Avenue in North Las Vegas, close to the Fiesta Hotel and Casino and the Texas Station Hotel and Casino. Any future developments on this site would be subject to, among other things, our ability to obtain necessary financing and compliance with SB 208.

Item 3. Legal Proceedings
        ------------------

  We are currently, and are from time to time, involved in litigation arising in the ordinary course of our business. We are currently subject to lawsuits in which the plaintiffs have sought punitive damages. We intend to continue to defend the lawsuits vigorously. We do not believe that such litigation, including the foregoing proceedings, will, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission Of Matters To A Vote Of Security Holders
        ---------------------------------------------------

  No matters were submitted to our shareholders during the quarter ended December 31, 1999.

                                    PART II

Item 5. Market For The Registrant's Common Equity And Related Stockholder
        -----------------------------------------------------------------
        Matters
        -------

  No equity securities of Coast Resorts are being, or have been, publicly offered by us and there is no public trading market for our common stock. As of March 1, 2000, Coast Resorts had 72 shareholders.

  Coast Resorts was formed in September 1995 and has not declared or paid any dividends. Coast Resorts intends to retain future earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of all dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of Coast Resorts and general business conditions. As a holding company, Coast Resorts is reliant upon the operations of its subsidiary for cash flow. The indentures under which the 9.5% senior subordinated notes and the revolving credit facility were issued (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7) restrict the ability of Coast Hotels to pay dividends or make other distributions to Coast Resorts. (See note 6 of "Notes to Consolidated Financial Statements.")

Item 6. Selected Financial Data
        -----------------------

  The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The balance sheets and statements of income data as of and for each of the five years in the period ended December 31, 1999 are derived from the consolidated financial statements of Coast Resorts which have been audited by PricewaterhouseCoopers LLP. The consolidated financial statements of Coast Resorts as of December 31, 1998 and 1999 and for each of the three years in the period ended December 31, 1999 are included in this report on Form 10-K.

                                                                            Years Ended December 31,
                                              --------------------------------------------------------------------------------
                                                   1995          1996/(1)/            1997             1998             1999
                                              ------------     ------------      ----------       -----------      -----------
                                                                            (dollars in thousands)
STATEMENTS OF INCOME DATA:
Net revenues...........................   $     174,756    $     195,987    $     293,883    $     332,363    $     362,531
Departmental operating expenses /(2)/..         118,534          121,628          197,200          209,149          220,289
General and administrative expenses....          29,905           36,020           52,526           54,926           60,480
Guaranteed payments to former
 partners/(3)/.........................             858               --               --               --               --

Pre-opening expenses...................              --            7,125               --               --              235
Land leases............................             515            2,060            4,220            4,280            3,770
Deferred (non-cash) rent...............             431            1,760            4,078            4,018            2,918
Depreciation and amortization..........           7,280            7,883           18,278           20,607           21,613
                                           ------------    -------------    -------------    -------------    -------------
Operating income.......................          17,233           19,511           17,581           39,383           53,226
Interest expense, net..................          (3,545)          (9,981)         (25,225)         (26,570)         (21,441)
Other income (expense).................              92               58              919              168             (192)
                                           ------------    -------------    -------------    -------------    -------------
Income (loss) before income taxes
 and extraordinary item................          13,780            9,588           (6,725)          12,981           31,593

Provision (benefit) for income taxes...              --            5,952           (2,115)           4,994           10,371
                                           ------------    -------------    -------------    -------------    -------------
Income (loss) before
extraordinary item.....................          13,780            3,636           (4,610)           7,987           21,222
Extraordinary item - loss on early
 retirement of debt, net of applicable
 income tax benefit ($14,543)..........              --               --               --               --          (27,007)
                                           ------------    -------------    -------------    -------------    -------------

Net income (loss)......................   $      13,780    $       3,636    $      (4,610)   $       7,987    $      (5,785)
                                          =============    =============    =============    =============    =============
Basic and diluted income (loss)
 per share of common stock before
 extraordinary item.....................  $          --    $        2.47     $      (3.08)   $        5.34    $       14.35
                                          =============    =============    =============    =============     ============

Basic and diluted net income (loss)
 per share of common stock..............  $          --    $        2.47    $       (3.08)   $        5.34    $       (3.91)
                                          =============    =============    =============    =============    =============
Weighted average common shares
 outstanding...........................              --        1,472,742        1,494,353        1,494,353        1,478,978
                                          =============    =============    =============    =============    =============
PRO FORMA INFORMATION TO REFLECT
 CHANGE IN TAX STATUS(4):
Provision (benefit) for income taxes...           4,823            3,452           (2,115)           4,994           10,371
Net income (loss)......................   $       8,957    $       6,136    $      (4,610)   $       7,987    $      (5,785)
                                          =============    =============    =============    =============    =============
Net income (loss) per share of common
 stock.................................   $        8.96    $        4.17    $       (3.08)   $        5.34    $       (3.91)
                                          =============    =============    =============    =============    =============

____________
See Footnotes to Selected Financial Data.

        -----------------------------------

                                                                         Years Ended December 31,
                                                -----------------------------------------------------------------------
                                                    1995         1996/(1)/        1997           1998           1999
                                                ----------     -----------     ----------     ----------     ----------
                                                                          (dollars in thousands)
OTHER DATA:
EBITDA/(5)/................................    $    24,944    $     36,279    $    39,937    $    64,008    $    77,992
Cash provided by operating activities......    $    22,489    $     24,884    $    14,049    $    35,845    $    64,491
Cash used in investing activities..........    $   (32,112)   $   (126,113)   $   (57,842)   $   (15,580)   $   (48,805)
Cash provided by (used in) financing
 activities................................    $     7,199    $    148,253    $    11,656    $    (8,097)   $   (18,655)
Capital expenditures.......................    $    32,331    $    126,133    $    58,912    $    15,748    $    49,242
Distributions to partners/(6)/.............    $    58,660    $         --    $        --    $        --    $        --

                                                                            As of December 31,
                                                -----------------------------------------------------------------------
                                                    1995        1996/(1)/          1997           1998           1999
                                                ----------     -----------     ----------     ----------     ----------
                                                                          (dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents/(7)/.............    $    14,543    $     61,567    $    29,430    $    41,598    $    38,629
Total assets...............................    $   152,363    $    374,022    $   366,619    $   366,827    $   406,119
Total long-term debt/(8)/..................    $    83,357    $    195,764    $   207,173    $   199,954    $   234,766
Stockholders' equity.......................    $    42,888    $     99,049    $    94,439    $   102,426    $    95,103
-------------

See Footnotes to Selected Financial Data

        -----------------------------------

Footnotes To Selected Financial Data

(1) The Orleans opened in December 1996

(2) Includes casino, food and beverage, hotel and other expenses.

(3) Prior to formation of Coast Resorts in 1995, the Gold Coast and the Barbary Coast were operated by two affiliated partnerships which were consolidated into Coast Resorts and Coast Hotels effective January 1, 1996. The partnership agreements for those partnerships required that guaranteed payments be made to the partners.

(4) The partnerships that were predecessors to Coast Hotels were not subject to federal income taxes. As a result of the reorganization in 1995 the operations of the Gold Coast and the Barbary Coast are being conducted by Coast Hotels, which has been formed as a "C corporation" and, therefore, is subject to federal income taxes. A pro forma provision for federal income taxes has been made, and pro forma net income has been calculated, for all periods presented as if the predecessor partnerships had been treated as a C corporation during those periods.

(5) "EBITDA" means earnings before interest, taxes, depreciation, amortization, deferred (non-cash) rent expense and certain non-recurring items, including pre-opening expenses and extraordinary items. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flows or a measure of liquidity. EBITDA is presented solely as supplemental disclosure because management believes it is a widely used measure of operating performance in the gaming industry. All companies do not calculate EBITDA in the same manner. As a result, EBITDA as presented here may not be comparable to the similarly titled measures presented by other companies. The computation of EBITDA for each of the respective periods shown is as follows:

                                                                         Years Ended December 31,
                                                ---------------------------------------------------------------------
                                                    1995          1996/(1)/        1997          1998          1999
                                                ----------       ----------     ---------     ---------     ---------
                                                                        (dollars in thousands)
Income (loss) before income taxes and
 extraordinary item..........................      $  13,780     $   9,588     $  (6,725)    $  12,981     $  31,593

Add back:
  Interest expense, net......................          3,545         9,981        25,225        26,570        21,441
  Depreciation and amortization..............          7,280         7,883        18,278        20,607        21,613
  Pre-opening expenses.......................             --         7,125            --    ,       --           235
  Non-recurring items - (gain) loss on
    equipment dispositions...................            (92)          (58)         (919)         (168)          192
  Deferred (non-cash) rent expense...........            431         1,760         4,078         4,018         2,918
                                                   ---------     ---------     ---------     ---------     ---------
EBITDA.......................................      $  24,944     $  36,279     $  39,937     $  64,008     $  77,992
                                                   =========     =========     =========     =========     =========

(6) Because the Gold Coast Partnership and the Barbary Coast Partnership were partnerships during the 1995 period, a substantial portion of their net income was distributed to the partners. In 1995, the Gold Coast Partnership distributed $50.0 million of partners' capital in the form of notes payable. Such distributions represented previously taxed but undistributed earnings of the Predecessor Partnerships.

(7) Cash and cash equivalents at December 31, 1996 includes approximately $8.2 million in cash which was restricted to pay for construction of the Orleans.

(8) Excludes current maturities.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results
        -----------------------------------------------------------------------
        Of Operations
        -------------

Results Of Operations

  The following table sets forth, for the periods indicated, certain financial information regarding the historical results of Coast Resorts:

                                                                                  December 31,
                                                             ----------------------------------------------------
                                                                1997                1998                1999
                                                             ------------     ---------------     ---------------
                                                                            (dollars in thousands)
Hotel-casino operations:
  Net operating revenues.................................     $   293,883          $  332,363          $  362,531
  Operating expenses.....................................         267,148             283,839             301,487
                                                              -----------          ----------          ----------
Operating income from hotel-casino operations............          26,735              48,524              61,044
Corporate expenses/(1)/..................................           9,154               9,141               7,583
                                                              -----------          ----------          ----------
Total operating profit, before pre-opening expenses......     $    17,581              39,383              53,461

Pre-opening expenses.....................................              --                  --                 235
                                                              -----------          ----------          ----------
Total operating profit...................................     $    17,581          $   39,383          $   53,226
                                                              ===========          ==========          ==========

EBITDA, hotel-casino operations/(2)/.....................     $    45,976          $   70,000          $   83,711
                                                              ===========          ==========          ==========
EBITDA, total (including corporate)/(2)/.................     $    39,937          $   64,008          $   77,992
                                                              ===========          ==========          ==========

------------------

(1) Corporate expenses include corporate general and administrative expenses, depreciation and amortization and, prior to July 1, 1999, land lease expenses, both cash and deferred, on the Suncoast land. Suncoast land lease expenses subsequent to July 1, 1999, the date we commenced construction of the Suncoast, are being capitalized during construction. Lease expenses on the Suncoast land were not included in Coast Hotels corporate expenses until July 1998, at which time Coast Resorts transferred its interest in its Coast West subsidiary, which previously held the Suncoast land lease, to Coast Hotels.

(2) "EBITDA" means earnings before interest, taxes, depreciation, amortization, deferred (non-cash) rent expense and certain non-recurring items, including pre-opening expenses and extraordinary items. EBITDA should not be construed as an alternative to operating income or net income, as determined in accordance with generally accepted accounting principles, as an indicator of our operating performance, or as an alternative to cash flows generated by operating, investing and financing activities, as determined in accordance with generally accepted accounting principles, as an indicator of cash flows or a measure of liquidity. EBITDA is presented solely as supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry. All companies do not calculate EBITDA in the same manner. As a result, EBITDA as presented here may not be comparable to a similarly titled measure presented by other companies.

Fiscal 1999 Compared To 1998

  Net revenues and operating income improved in the year ended December 31, 1999, primarily due to improved revenues at our two largest hotel-casinos, the Orleans and the Gold Coast. Net revenues in 1999 were $362.5 million compared to $332.4 million in the year ended December 31, 1998, an increase of 9.1%. Operating income in the year ended December 31, 1999 was $53.2 million compared to $39.4 million in the prior year, an increase of 35.1% primarily due to the increased revenues. Operating expenses increased $16.3 million, primarily as a result of higher casino and food and beverage expenses related to increased business at our hotel-casinos as well as July wage increases at our three hotel-casinos. Additionally, an expansion completed at the Orleans in May 1999 resulted in higher utility costs and increased staffing in several ancillary departments.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results
        -----------------------------------------------------------------------
        Of Operations (continued)
        ------------------------

Fiscal 1999 Compared To 1998 (continued)

  In 1999, we experienced a net loss of $5.8 million compared to net income of $8.0 million in 1998. The loss was primarily due to a one-time charge of $27.0 million, net of income tax benefit, as a result of the early retirement of debt in March 1999. Interest expense decreased in 1999 as a result of lower interest rates on replacement indebtedness.

  Casino. Casino revenues were $265.8 million in 1999, an increase of 9.4% over 1998 casino revenues of $243.0 million. The increase was primarily due to a 22.9% increase in slot revenues at the Orleans. An expansion completed at the Orleans in May 1999, which added a new buffet, other amenities and approximately 10,000 square feet of casino space, increased the number of slot machines by approximately 220 units. Despite the increased number of slot machines, the average win per machine increased at the Orleans. Slot revenues were also higher in 1999 at our other two hotel-casinos, the Gold Coast and the Barbary Coast, increasing 4.6% and 14.8%, respectively. Table games wagering volume increased at all three properties in 1999, resulting in a combined increase of 7.0% in table games revenues. Casino expenses increased $3.9 million (3.1%) in 1999 primarily due to July wage increases at each of our hotel-casinos as well as increased staffing related to the expansion at the Orleans. The casino operating margin improved to 50.6% from 47.5% in 1998 primarily due to the increases in the higher-margin slot machine revenues.

  Food and Beverage. For the year ended December 31, 1999, food and beverage revenues were $72.7 million, an increase of 9.3% over 1998 revenues of $66.5 million. The increase was primarily due to the opening in May 1999 of a new larger buffet at the Orleans. Food and beverage expenses increased 7.7% in 1999, which is in line with the increase in revenues.

  Hotel. Hotel room revenues were $30.3 million in 1999, an increase of 6.5% over 1998 room revenues of $28.4 million. Each of our three hotels experienced increases in room occupancy rates, contributing to a combined occupancy rate of 94.1% for the year compared to 91.8% in 1998. In addition, average daily room rates increased at all three properties, resulting in a 4.6% increase in our overall average room rate. The hotel operating margin decreased in 1999 to 57.3% compared to 58.3% in 1998, primarily due to wage increases and higher advertising expenses.

  Other. Other revenues increased 10.2% in 1999 to $29.1 million compared to $26.4 million in 1998, primarily due to increases in revenues at the Gold Coast and Orleans showrooms, bowling centers, gift shops and liquor stores. Costs related to the other revenues increased 11.3% in 1999, in line with the increases in revenues.

  General and Administrative. General and administrative expenses were $60.5 million in 1999 compared to $54.9 million in 1998, an increase of 10.1%. The increase was due, in part, to the July wage increases at our three hotel-casinos. Additionally, an expansion completed in May at the Orleans resulted in higher utility costs and increased staffing in several ancillary departments.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results
        -----------------------------------------------------------------------
        Of Operations (continued)
        ------------------------

Fiscal 1998 Compared To 1997

  Net revenues, operating income and net income all improved in the year ended December 31, 1998, primarily due to improved revenues at the Orleans. Net revenues in 1998 were $332.4 million compared to $293.9 million in the year ended December 31, 1997, an increase of 13.1%. Operating income in the year ended December 31, 1998 was $39.4 million compared to $17.6 million in the prior year, an increase of 124.0% primarily due to the increased revenues. Operating expenses increased $16.7 million, mainly as a result of higher casino expenses due to increased business at our hotel-casinos. Despite an increase in interest expense due to the issuance of the $16.8 million principal amount of 10 7/8% first mortgage notes in November 1997 and an increase in the income tax expense, net income increased $12.6 million to $8.0 million in 1998 compared to a net loss of $4.6 million in 1997.

  Casino. Casino revenues were $243.0 million in 1998, an increase of 15.1% over 1997 casino revenues of $211.0 million. The increase was primarily due to a 34.3% increase in casino revenues at the Orleans, including a 51.5% increase in slot revenues. Casino revenues increased 4.8% at the Gold Coast, but decreased at the Barbary Coast, primarily due to a decrease in table game wagering volume, a lower table games win percentage, the removal of live keno and lower wagering volume in the race book. Casino expenses increased 10.9% in 1998, primarily due to increased promotional expenses related to the increase in slot revenues at the Orleans

  Food and Beverage. For the year ended December 31, 1998, food and beverage revenues were $66.5 million, an increase of 7.7% over 1997 revenues of $61.7 million, primarily due to the increased business at the Orleans. Despite the increase in revenues, food and beverage expenses decreased 5.7%, primarily as a result of consolidating our purchasing efforts at the three hotel-casinos, which lowered the overall cost of sales.

  Hotel. Hotel room revenues were $28.4 million in 1998, an increase of 1.2% over 1997 room revenues of $28.1 million. The combined occupancy rate for our three hotels was 91.8% in 1998, compared to 87.1% in 1997. Occupancy increased at the Gold Coast and the Orleans, but declined slightly at the Barbary Coast. The combined average daily room rate decreased approximately 1% in 1998 as the rates increased approximately 1% at both the Barbary Coast and the Orleans, but decreased approximately 4% at the Gold Coast.

  Other. Other revenues increased 32.1% in 1998 to $26.4 million compared to $20.0 million in 1997, primarily due to increases in showroom revenues at the Gold Coast and Orleans, as well as increased movie theater revenues at the Orleans. Other expenses increased 15.3%, consistent with the increase in revenues.

  General and Administrative. General and administrative expenses were $54.9 million in 1998 compared to $52.5 million in 1997, an increase of 4.6%. The increase was primarily due to increased property taxes as well as higher utility costs at the Orleans.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results
        -----------------------------------------------------------------------
        Of Operations (continued)
        ------------------------

Liquidity and Capital Resources

    Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $64.5 million in the year ended December 31, 1999, compared to $35.8 million in 1998. The increase was due primarily to the increase in operating income, as well as increases in current liabilities.

    Cash used in investing activities in the year ended December 31, 1999 was primarily for capital expenditures. During 1999, our capital expenditures were approximately $57.5 million, including construction accounts payable of $8.3 million. Approximately $32.0 million was used for construction of the Suncoast, which began in July 1999, and approximately $18.0 million was used at the Orleans, including approximately $10.6 million related to the expansion that was completed in May 1999. Capital expenditures at the Gold Coast were $4.8 million. $2.7 million was used at the Barbary Coast, primarily for construction of pedestrian overpasses at the busy "Flamingo Four Corners" area.

    Cash used in financing activities was $18.7 million in 1999 compared to $8.1 million in 1998. In March 1999, we issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured revolving credit facility due 2004 to facilitate a refinancing. Availability under the credit facility was increased to $200.0 million in September 1999. Borrowings under the credit facility bear interest, at our option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). As of December 31, 1999, the interest rate was 8.46%. We incur a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. This variable fee is currently at the maximum rate of 0.5% per annum times the average unused portion of the facility.

    With the proceeds from the senior subordinated notes and borrowings under the credit facility, we repurchased substantially all of the $175.0 million principal amount outstanding of 13% first mortgage notes and all $16.8 million principal amount of 10-7/8% first mortgage notes and amended the indenture under which the 13% first mortgage notes were issued to eliminate substantially all of its restrictive covenants. Approximately $2.0 million in principal amount of the 13% first mortgage notes remain outstanding and are governed by the terms of the amended indenture. We are required by the terms of the indenture for the 9.5% senior subordinated notes to redeem the 13% first mortgage notes that remain outstanding no later than December 15, 2000 at a redemption price of 106.5% of the principal amount, plus any accrued and unpaid interest. In connection with the repurchase of the 13% notes and the 10-7/8% notes, we incurred repurchase premiums of $31.0 million and $2.1 million, respectively. The repurchase premiums and the write-offs of unamortized debt issuance costs and original issue discount resulted in an extraordinary loss of $27.0 million, net of applicable income tax benefit of $14.5 million.

    The availability under the $200.0 million credit facility will be reduced in quarterly amounts beginning in the fiscal quarter ending September 30, 2001.
The initial advance of $47.0 million under the credit facility was used in connection with the repurchase of the 13% first mortgage notes and the 10-7/8% first mortgage notes. Subsequent advances under the credit facility may be used for working capital, general corporate purposes, construction of the Suncoast, and certain improvements to our existing properties. As of December 31, 1999, we had $55.0 million outstanding under the $200.0 million credit facility.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results
        -----------------------------------------------------------------------
        Of Operations (continued)
        ------------------------

Liquidity and Capital Resources (continued)

   We believe that existing cash balances, operating cash flow and available borrowings under our $200.0 million credit facility will provide sufficient resources to meet our debt and lease payment obligations, foreseeable capital expenditure requirements at our existing properties and construction, development and opening costs of the Suncoast.

Impact Of Inflation

  Absent changes in competitive and economic conditions or in specific prices affecting the industry, we do not expect that inflation will have a significant impact on our operations. Change in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the hotel and casino industry.

Market Risk

  Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. To date, we have not invested in derivative-or foreign currency-based financial instruments. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our revolving bank credit facility.

Regulation And Taxes

  Coast Resorts is subject to extensive regulation by the Nevada gaming authorities. Changes in applicable laws or regulations could have a significant impact on our operations.

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

  We believe that our recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on our operating results.

Year 2000 Readiness

  In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the "Year 2000 issue." If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

  We completed an extensive program to ensure that our computer systems are Year 2000 compliant and have experienced no significant problems to date associated with the Year 2000 issue. Additionally, there are no claims pending or, to our knowledge, threatened against us arising out of the Year 2000 issue.

Item 8. Financial Statements And Supplementary Data
        -------------------------------------------

  The report of independent accountants, financial statements and financial statement schedule listed in the accompanying index are filed as part of this report. See "Index to Financial Statements."

Item 9. Changes In And Disagreements With Accountants On Accounting And
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

  None.

                                    PART III

Item 10. Executive Officers And Directors Of The Registrant
         --------------------------------------------------

  The following table sets forth the names and ages of the directors and executive officers of Coast Resorts and their respective positions as of December 31, 1999.

            Name                         Age                              Position(s) Held
--------------------------             ------        -----------------------------------------------------------
Michael J. Gaughan                        56         Director, Chairman of the Board and Chief Executive Officer

Harlan D. Braaten                         49         Director, President and Chief Operating Officer

Jerry Herbst                              61         Director, Vice President, Treasurer and Assistant Secretary

J. Tito Tiberti                           54         Director, Vice President and Secretary

Gage Parrish                              46         Director, Vice President, Chief Financial Officer and
                                                     Assistant Secretary

Franklin Toti                             61         Director, Vice President of Casino Operations

F. Michael Corrigan                       63         Director

Charles Silverman                         67         Director

Joseph Blasco                             56         Director

  Michael J. Gaughan. Mr. Gaughan has been a director of Coast Resorts since its formation in September 1995 and is the Chairman of the Board and Chief Executive Officer. His current term as a director expires in 2000. He is also a director and Chairman of the Board and Chief Executive Officer of Coast Hotels. Mr. Gaughan was a general partner of the Barbary Coast Partnership from its inception in 1979 until January 1, 1996, the effective date of the reorganization in which the Barbary Coast Partnership and the Gold Coast Partnership consolidated with Coast Resorts and Coast Hotels (the "Reorganization"). Mr. Gaughan served as the managing general partner of the Gold Coast Partnership from its inception in December 1986 until the effective date of the Reorganization. Mr. Gaughan and Mr. Herbst were the sole stockholders of Gaughan-Herbst, Inc., which was the sole corporate general partner of the Gold Coast Partnership prior to the Reorganization. Mr. Gaughan has been involved in the gaming industry since 1960 and has been licensed as a casino operator since 1967.

  Harlan D. Braaten. Mr. Braaten joined Coast Resorts as the President, Chief Financial Officer and a director in October 1995, and was appointed Chief Operating Officer in February 1996. His current term as a director expires in 2000. Mr. Braaten is also the President and Chief Operating Officer of Coast Hotels. Prior to joining Coast Resorts, Mr. Braaten was employed in various capacities, including the general manager and, most recently, senior vice president, treasurer and chief financial officer of Rio Hotel and Casino, Inc. in Las Vegas. From March 1989 to February 1991, Mr. Braaten was vice president, finance of MGM/Marina Hotel and Casino in Las Vegas, Nevada. Prior thereto, from November 1983 to March 1989, Mr. Braaten was property controller for Harrah's in Reno, Nevada. Mr. Braaten has over 21 years of experience in the Nevada gaming industry.

         --------------------------------------------------------------

  Jerry Herbst. Mr. Herbst has been a director, Vice President, Treasurer and Assistant Secretary of Coast Resorts since its formation in September 1995. His current term as a director expires in 2002. Mr. Herbst has been the president of Terrible Herbst Oil Company, an owner and operator of gas stations and car washes, since 1959. Mr. Herbst and Mr. Gaughan were the sole stockholders of Gaughan-Herbst, Inc., which was the sole corporate general partner of the Gold Coast Partnership prior to the formation of Coast Resorts. Mr. Herbst has served as a member of the board of directors of Bank of America-Nevada since 1977, of Nevada Power Company since 1990 and of Edelbrook Corporation since 1994.

  J. Tito Tiberti. Mr. Tiberti has been a director, Vice President and Secretary of Coast Resorts since its formation in September 1995. His current term as a director expires in 2002. He is also a director and Vice President and Secretary of Coast Hotels. Mr. Tiberti is the president, a director and a stockholder of, and together with his immediate family, controls Tiberti Construction, a construction company which served as the general contractor for the construction of The Orleans and is also serving as general contractor for the Suncoast. He has also served as managing general partner of The Tiberti Company, a real estate rental and development company, since 1971. The Tiberti Company is the lessor of the real property site for The Orleans. Mr. Tiberti has been involved in the gaming industry for 20 years and was a general partner of the Barbary Coast Partnership prior to the formation of Coast Resorts.

  Gage Parrish. Mr. Parrish was named Vice President, Finance, Assistant Secretary and a director of Coast Resorts and Coast Hotels in October 1995 and was promoted to Chief Financial Officer in February 1996. His current term as a director expires in 2000. Since 1986, he had been the Controller and Chief Financial Officer of the Gold Coast Partnership prior to the formation of Coast Resorts. From 1981 to 1986, Mr. Parrish served as Assistant Controller of the Barbary Coast Partnership. Mr. Parrish is a certified public accountant and has approximately 22 years of experience in the gaming industry.

  Franklin Toti. Mr. Toti has been a director of Coast Resorts and Coast Hotels since October 5, 1998. His current term expires in 2002. He has been Vice President of Casino Operations for Coast Resorts since January 1, 1996. Mr. Toti was a general partner and Casino Manager of the Barbary Coast Partnership from its inception in 1979 until January 1, 1996, the effective date of the Reorganization. Mr. Toti has 39 years of experience in the gaming industry.

  F. Michael Corrigan. Mr. Corrigan was elected as a director of Coast Resorts and Coast Hotels effective as of March 1, 1996. His current term as a director expires in 2001. Since July 1989, Mr. Corrigan has served as the chief executive officer of Corrigan Investments, Inc., which owns and manages real estate in Nevada and Arizona. In addition, Mr. Corrigan is the Chief Executive Officer of Corstan, Inc., a mortgage banking company, and was previously the owner, President and Chief Operating Officer of Stanwell Mortgage, a Las Vegas mortgage company.

  Charles Silverman. Mr. Silverman was elected as a director of Coast Resorts and Coast Hotels effective as of March 1, 1996. His current term as a director expires in 2001. Mr. Silverman is the President and sole stockholder of Yates-Silverman, Inc., which specializes in developing theme-oriented interiors and exteriors and is a leading designer of hotels and casinos. Completed projects of Yates-Silverman, Inc. include New York-New York, Excalibur, Circus Circus, Luxor, the Trump Taj Mahal, Trump Castle and Atlantic City Showboat. Yates-Silverman, Inc. also served as the primary designer for The Orleans and is serving in the same capacity for the Suncoast. Mr. Silverman has served as the president of Yates-Silverman, Inc. since its inception in 1971.

         --------------------------------------------------------------

  Joseph Blasco. Mr. Blasco was elected as a director of Coast Resorts and Coast Hotels effective as of December 16, 1996. His current term as a director expires in 2001. Since 1984, Mr. Blasco has been a partner in the real estate development partnership which developed the Spanish Trail community in Las Vegas, a project which includes over 1,200 homes, a 27-hole golf course and a country club. Mr. Blasco is currently the managing general partner of United Realty Investments, a real estate development and management company in Las Vegas. He is also general partner in two real estate development partnerships, Summer Trail LLC and Trop-Edmond Ltd.

  Directors of Coast Resorts who are also employees of Coast Resorts or Coast Hotels receive no compensation for service on the Company's Board of Directors or its committees. All other directors receive an annual director's fee of $24,000, payable quarterly in arrears. Directors may also be reimbursed for out-of-pocket expenses incurred in connection with attending Board of Director or committee meetings.

Item 11. Executive Compensation
         ----------------------

  The following table sets forth all compensation earned by or paid by Coast Resorts during 1997, 1998 and 1999 to each executive officer (the "Named Executive Officers") whose compensation exceeded $100,000 in all capacities in which they served.

                           Summary Compensation Table

                                                                  Annual Compensation
                                           -------------------------------------------------------------------
                                                                                                   All Other
        Name And Principal Position                 Year         Salary        Bonus           Compensation/(1)/
-------------------------------------------     ----------    ----------    ----------        -----------------
Michael J. Gaughan..........................          1999    $  300,000    $       --            $   4,000
Chairman of the Board and Chief                       1998       300,000            --                5,000
Executive Officer                                     1997       300,000            --                4,750

Harlan D. Braaten...........................          1999    $  275,000    $  137,500            $   3,150
President and Chief Operating Officer                 1998       250,000       125,000                5,000
                                                      1997       250,000       250,000/2/             4,750

Gage Parrish................................          1999    $  212,500    $   15,000            $   3,900
Vice President, Chief Financial Officer               1998       200,000            --                5,000
and Assistant Secretary                               1997       200,000            --                4,750

__________

(1) The amounts reflect matching contributions paid to the Company's 401(k) Profit Sharing Plan and Trust.

(2) Pursuant to his previous employment agreement, Mr. Braaten received a bonus of $250,000 because Coast Resorts had not made a public offering of its common stock by December 31, 1997. Mr. Braaten entered into a new employment agreement effective as of January 1, 1999.

         ----------------------------------

Employment Agreement

  Effective as of January 1, 1999, Coast Resorts entered into an employment agreement with Harlan Braaten, President and Chief Operating Officer. The agreement has a term of three years and provides for Mr. Braaten to receive a base salary of $250,000 for the first year and $300,000 for the second and third years. The agreement may be terminated upon 30 days notice by Mr. Braaten and at any time by Coast Resorts. In addition, in the event of a termination of Mr. Braaten's employment other than for failure to comply with Nevada gaming regulations, failure to perform his duties, medical incapacity or his arrest on a felony offense, Mr. Braaten will be entitled to receive a severance payment in the amount of $300,000 plus any pro rata bonus payment and unvested stock options to which he is entitled. Pursuant to the arrangement, Coast Resorts granted Mr. Braaten options to purchase 30,415 shares of Coast Resorts, Inc. common stock for $100 per share. The option vested as to one-third of the shares on the grant date, January 1, 1999, and vested as to an additional one-third of the shares on January 1, 2000 and will vest with respect to the final one-third of the shares, on January 1, 2001.

  Effective June 14, 1999, the Company issued options to purchase 5,000 shares of its common stock to its chief financial officer, who is also the chief financial officer of Coast Hotels. The options vest in one-third increments on June 14, 1999, June 14, 2000 and June 14, 2001. The exercise price on the options is at $100 per share, which is equivalent to the estimated fair value of the Company's common stock at the grant date, as estimated by the Company from recent sales of common stock between shareholders.

Bonus Plan

  In 1996, Coast Hotels established a bonus plan designed to reward executive officers and other key employees for their contributions to our business objectives and operating results. Bonuses may be awarded at the discretion of the Board of Directors based upon achievement of financial targets established by the Board of Directors on an annual basis, and generally will be equal to a percentage of the recipient's base salary, depending on the target achieved. Bonuses awarded under the plan for the years ended December 31, 1997, 1998 and 1999 were $0, $125,000 and $197,500, respectively.

Item 12. Security Ownership Of Certain Beneficial Owners And Management
         --------------------------------------------------------------

  The following table sets forth certain information regarding the beneficial ownership of Coast Resorts common stock as of March 1, 2000 by (i) each person who, to the knowledge of Coast Resorts, owns more than 5% of the outstanding Coast Resorts common stock, (ii) each director of the Company, (iii) Named Executive Officers and (iv) all directors and executive officers of the Company as a group.

                                                                              Number
                           Name/(1)/                                         of Shares             Percent
   Michael J. Gaughan...................................................     452,103.97             30.6%
   Jerry Herbst.........................................................     265,388.08             17.9%
   Jimma Lee Beam.......................................................     104,529.41              7.1%
   Franklin Toti........................................................      99,776.47              6.7%
   J. Tito Tiberti......................................................      95,151.47              6.4%
   Harlan D. Braaten/(2)/...............................................      20,276.66              1.4%
   F. Michael Corrigan..................................................       3,263.24                *
   Joseph Blasco........................................................         500.00                *
   Charles Silverman....................................................         500.00                *
   Gage Parrish/(3)/....................................................       1,666.66               --
   All directors and executive officers as a group (nine persons).......     938,626.55             63.5%

-------------------

*  Less than one percent.

/(1)/ The address of Messrs. Gaughan and Herbst is 4500 West Tropicana Avenue, Las Vegas, Nevada, 89103. The address of Mr. Toti is 3595 Las Vegas Boulevard South, Las Vegas, Nevada 89109. The address of Mr. Tiberti is 1806 South Industrial Road, Las Vegas, Nevada 89102. The address of Ms. Beam is 2409 Windjammer Way, Las Vegas, Nevada 89107.

/(2)/ Reflects shares that may be purchased upon exercise of a stock option. Pursuant to his employment agreement, Mr. Braaten was granted an option to purchase 30,415 shares of Coast Resorts, Inc. for $100 per share. One third of the options vested on the grant date (January 1, 1999), one third vest January 1, 2000 and the remaining third vest on January 1, 2001.

/(3)/ Reflects shares that may be purchased upon exercise of a stock option. One third of the options vested on the grant date (June 14, 1999), one third vest on June 14, 2000 and the remaining third vest on June 14, 2001.

Item 13. Certain Relationships And Related Transactions
         ----------------------------------------------

  We maintain numerous racetrack dissemination contracts with Las Vegas Dissemination Company, Inc. ("LVD"). Michael J. Gaughan's son is the president and sole stockholder of LVD. LVD provides certain dissemination and pari-mutuel services to the Orleans, the Gold Coast and the Barbary Coast. LVD has been granted a license by the Nevada Gaming Authorities to disseminate live racing for those events and tracks for which it contracts and has been granted the exclusive right to disseminate all pari-mutuel services and race wire services in the State of Nevada. Under these dissemination contracts, we pay to LVD an average of 3% of the wagers accepted for races held at the racetracks covered by the respective contracts. We also pay to LVD a monthly fee for race wire services. For the fiscal years ended December 31, 1997, 1998 and 1999, we incurred expenses payable to LVD of approximately $1.1 million, $3.1 million and $1.3 million, respectively. The terms on which such services are provided are regulated by the Nevada Gaming Authorities.

         ----------------------------------------------------------

  Tiberti Construction served as the general contractor for the original construction of the Gold Coast and for certain expansions thereof, and for the original construction of the Barbary Coast and all expansions thereof. Tiberti Construction was also the general contractor for the original construction of the Orleans, and the 1997 and 1999 expansions. Tiberti Construction is currently the general contractor for the Suncoast construction. J. Tito Tiberti owns approximately 6.4% of the outstanding common stock of Coast Resorts, and is a director, Vice President and Secretary of Coast Hotels and Coast Resorts. Mr. Tiberti is the president, a director and stockholder of, and together with his immediate family members, controls Tiberti Construction. For the years ended December 31, 1997, 1998 and 1999, we incurred expenses payable to Tiberti Construction of approximately $26.2 million, $3.7 million and $27.9 million, respectively.

  We have entered into a ground lease with The Tiberti Company, a Nevada general partnership, with respect to the real property on which the Orleans is located. Mr. Tiberti, a director of Coast Hotels and a director and stockholder of Coast Resorts, is the managing partner of The Tiberti Company. For the fiscal years ended December 31, 1997, 1998 and 1999, we paid rental expenses to The Tiberti Company of approximately $2.1 million, $2.4 million and $2.4 million, respectively.

  Michael J. Gaughan and Franklin Toti are owners of LGT Advertising, which serves as our advertising agency. LGT Advertising purchases advertising for our casinos from third parties and passes any discounts directly through to us. LGT Advertising receives no compensation or profit for such activities, and invoices us for actual costs incurred. LGT Advertising uses our facilities and employees in rendering its services, but does not pay any compensation to us for such use. Messrs. Gaughan and Toti receive no compensation from LGT Advertising. Advertising expenses payable to LGT Advertising were approximately $7.5 million, $6.0 million and $5.4 million for the years ended December 31, 1997, 1998 and 1999, respectively.

  We have purchased certain of our equipment and inventory for our operations from RJS Inc., a Nevada corporation that is owned by Michael J. Gaughan's father and Steven Delmont, our restaurant manager. RJS invoices us for actual costs incurred. For the fiscal years ended December 31, 1997, 1998 and 1999, we incurred expenses payable to RJS of approximately $1.4 million, $829,000 and $2.1 million, respectively.

  Michael J. Gaughan is the majority stockholder of Nevada Wallboards, Inc., a Nevada corporation ("Nevada Wallboards"), which prints wallboards and parlay cards for the use in our race and sports books. Mr. Gaughan receives no compensation from Nevada Wallboards. For the fiscal years ended December 31, 1997, 1998 and 1999, we incurred expenses payable to Nevada Wallboards of approximately $198,000, $186,000 and $180,000, respectively.

  Charles Silverman, a director of Coast Hotels and Coast Resorts, is the president of Yates-Silverman, Inc., which served as the designer of the Orleans and is serving as the designer for the Suncoast. For the fiscal years ended December 31, 1997, 1998 and 1999, we incurred expenses payable to Yates-Silverman of $177,000, $500,000 and $721,000, respectively.

  Coast Hotels promotes the Orleans by advertising on NASCAR racecars operated by Orleans Motorsports, Inc. In 1999, we spent $300,000 in connection with this promotion. Brendan Gaughan, the son of Michael J. Gaughan, is the main driver employed by Orleans Motorsports.

  The foregoing transactions are believed to be on terms no less favorable to us than could have been obtained from unaffiliated third parties and were approved by a majority of our disinterested directors. Any future transactions between us and our officers, directors, principal stockholders or affiliates will be on terms no less favorable to us than may be obtained from unaffiliated third parties, and will be approved by a majority of our disinterested directors.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules And Reports On Form 8-K
         ---------------------------------------------------------------

(a) Financial Statements, Financial Statement Schedules and Exhibits

                                                                                                    Page
                                                                                                   ------
     1.   Financial Statements Index                                                                 F-1

     2.   Financial Statements Schedules Index:
          Schedule I - Condensed Financial Information of Coast Resorts                             F-23
          Schedule II - Valuation and Qualifying Accounts                                           F-27

     3.   Exhibits

ITEM 14. Exhibits, Financial Statement Schedules And Reports On Form 8-K
         ---------------------------------------------------------------
         (continued)
         -----------

                                 Exhibit Index

  Exhibit
  Number                                               Description of Exhibit
---------         ------------------------------------------------------------------------------------------
    3.1           Amended Articles of Incorporation of Coast Hotels and Casinos, Inc.(5)

    3.2           First Amended Bylaws of Coast Hotels and Casinos, Inc.(5)

    3.3           Articles of Incorporation of Coast Resorts, Inc. (1)

    3.4           First Amended Bylaws of Coast Resorts, Inc.(1)

    4.1           Indenture dated as of January 30, 1996, among Coast Hotels and Casinos, Inc., as issuer of 13%
                  First Mortgage Notes due 2002, Coast Resorts, Inc. and Coast West, Inc., as the Guarantors, and
                  American Bank National Association, as Trustee (4)

    4.3           Form of 13% Note (included in Exhibit 4.1)

    4.4           Indenture dated as of March 23, 1999 among Coast Hotels and Casinos, Inc. as issuer of 9  1/2%
                  Senior subordinated notes due 2009, Coast Resorts, Inc., as guarantor, and Firstar Bank of
                  Minnesota, N.A., as Trustee (8)

    4.5           Form of 9  1/2% Note (Included in Exhibit 4.4)

    4.6           First Supplemental Indenture dated as of March 5, 1999, with respect to the Indenture dated as of January 30, 1996 among Coast Hotels and Casinos, Inc, as issuer of the 13% Notes, Coast
                  Resorts, Inc. and Coast West, Inc., as the Guarantors, and Firstar Bank of Minnesota, N.A., as
                  successor in interest to American Bank National Association, as Trustee (8)

   10.1           Registration Rights Agreement dated as of January 30, 1996 among Coast Hotels and Casinos,
                  Inc., as issuer of the 13% Notes, Coast Resorts, Inc. and Coast West, Inc., as the Guarantors,
                  and Bear, Stearns & Co. Inc and BA Securities, Inc.(4)

   10.2           13% Note Guarantee of Coast Resorts, Inc(4)

   10.3           (Intentionally left blank)

   10.4           Deed of Trust, Assignment of Rents, Leases and Security Agreement dated January 30, 1996 of
                  Coast Hotels and Casinos, Inc (4)

   10.5           Leasehold Deed of Trust, Assignment of Rents, Leases and Security Agreement dated January 30,
                  1996 of Coast West, Inc.(4)

   10.6           Security Agreement dated January 30, 1996 by and between Coast Hotels and Casinos, Inc. and
                  American Bank National Association (4)

   10.7           Security Agreement dated January 30, 1996 by and between Coast West, Inc. and American Bank
                  National Association (4)

   10.8           Stock Pledge and Security Agreement dated January 30, 1996 by and among Coast Resorts, Inc. and
                  American Bank National Association(4)

   10.9           Disbursement and Escrow Agreement dated January 30, 1996 among Nevada Title Company, American
                  Construction Services, Inc., American Bank National Association and Coast Hotels and Casinos,
                  Inc. (4)

   10.10          Pledge and Escrow Agreement dated January 30, 1996 between American Bank National Association and Coast Hotels and Casinos, Inc.(4)

   10.11          Collateral Assignment of Contracts dated January 30, 1996(4)

ITEM 14. Exhibits, Financial Statement Schedules And Reports On Form 8-K
         ---------------------------------------------------------------
         (continued)
         -----------

                           Exhibit Index (continued)

   10.12          Escrow Agreement dated January 30, 1996 by and among Coast Resorts, Inc., American Bank
                  National Association and Bank of America Nevada(4)

   10.13          Unsecured Environmental Indemnification Agreement among Coast Hotels and Casinos, Inc. and
                  American Bank National Association(4)

   10.14          Unsecured Environmental Indemnification Agreement among Coast West, Inc. and American Bank
                  National Association (4)

   10.15          Tax Sharing Agreement dated as of January 30, 1996 by and among Coast Resorts, Inc., Coast
                  Hotels and Casinos, Inc. and Coast West, Inc. (4)

   10.16          (Intentionally left blank)

   10.17          Ground Lease dated as of October 1, 1995, between The Tiberti Company, a Nevada general partnership, and Coast Hotels and Casinos, Inc. (as successor of Gold Coast Hotel and Casino, a
                  Nevada limited partnership) (3)

   10.18          Lease Agreement dated May 1, 1992, by and between Empey Enterprises, a Nevada general partnership, as lessor, and the Barbary Coast Hotel & Casino, a Nevada general partnership, as lessee (1)

   10.19          Ground Lease Agreement dated October 28, 1994 by and among 21 Stars, Ltd., a Nevada limited liability company, as landlord, Barbary Coast Hotel & Casino, a Nevada general partnership, as tenant, Wanda Peccole, as successor trustee of the Peccole 1982 Trust dated February 15, 1982
                  ("Trust), and The William Peter and Wanda Ruth Peccole Family Limited Partnership, a Nevada
                  limited partnership ("Partnership"), and, together with Trust, as owner, as amended(1)

   10.20          Form of Subordination Agreement with former Gold Coast partners holding Subordinated Notes (4)

   10.21          Lease dated as of November 1, 1982, by and between Nevada Power Company, a Nevada Corporation as landlord, and Barbary Coast Hotel and Casino, a Nevada general partnership (1)

   10.22          Leasehold Deed of Trust, Assignment of Rents and Security Agreement dated February 13, 1991, by and between the Barbary Coast Hotel and Casino, a Nevada general partnership, First American
                  Title Company of Nevada, and Exber, Inc., a Nevada corporation (1)

   10.23          (Intentionally left blank)

   10.24          (Intentionally left blank)

   10.25          10 7/8% First Mortgage Notes dated November 21, 1997 (6)

   10.26          Indenture dated as of November 21, 1997 among Coast Hotels and Casinos, Inc., as issuer of the
                  10 7/8% First Mortgage Notes due 2001, the Guarantors, and Firstar Bank of Minnesota, N.A., as
                  Trustee(6)

   10.27          10 7/8% Note Guarantee of Coast Resorts, Inc. (6)

   10.28          Purchase Agreement for 10 7/8% Notes dated November 21, 1997  (6)

   10.29          Security Agreement dated November 21, 1997 (Coast Hotels and Casinos, Inc.) (6)

   10.30          Deed of Trust, Assignment of Rents, Leases and Security Agreement dated November 21, 1997 (6)

   10.31          Stock Pledge and Security Agreement dated November 21, 1997 (Coast Resorts, Inc.) (6)

   10.32          Pari Passu Intercreditor Agreement dated November 21, 1997 (6)

   10.33          Master Security Agreement, dated as of October 24, 1996, by and between Coast Hotels and
                  Casinos, Inc. and the CIT Group/Equipment Financing, Inc. (7)

ITEM 14. Exhibits, Financial Statement Schedules And Reports On Form 8-K
         ---------------------------------------------------------------
         (continued)
         -----------

                           Exhibit Index (continued)

  10.34           Amendment No. 1, dated December 27, 1996, to Master Security Agreement dated as of October 24,
                  1996 by and between Coast Hotels and Casinos, Inc. And the CIT Group/Equipment Financing Inc.
                  (7)

  10.35           Agreement Between Owner and Contractor dated as of February 9, 1999, between Coast Resorts,
                  Inc., as owner, and J.A. Tiberti Construction Co., Inc., as contractor (7)

  10.36           Employment Agreement dated as of January 1, 1999, between Harlan Braaten and Coast Hotels and
                  Casinos, Inc. (8)

  10.37           Amendment dated as of March 5, 1999 to the Deed of Trust, Assignment of Rents, Leases and
                  Security Agreement dated January 30, 1996 of Coast Hotels and Casinos, Inc (8)

  10.38           Amendment dated as of March 5, 1999 to the Leasehold Deed of Trust, Assignment of Rents, Leases
                  and Security Agreement dated January 30, 1996 of Coast West, Inc.(8)

  10.39           Amendment dated as of March 5, 1999 to the Security Agreement dated January 30, 1996 by and between Coast Hotels and Casinos, Inc. and American Bank National Association (8)

  10.40           Amendment dated as of March 5, 1999 to the Security Agreement dated January 30, 1996 by and between Coast West, Inc. and American Bank National Association (8)

  10.41           Amendment dated as of March 5, 1999 to the Stock Pledge and Security Agreement dated January
                  30, 1996 by and among Coast Resorts, Inc. and American Bank National Association(8)

  10.42           Amendment dated as of March 5, 1999 to the Collateral Assignment of Contracts dated January 30,
                  1996(8)

  10.43           Amendment dated as of March 5, 1999 to the Unsecured Environmental Indemnification Agreement
                  among Coast Hotels and Casinos, Inc. and American Bank National Association(8)

  10.44           Amendment dated as of March 5, 1999 to the Unsecured Environmental Indemnification Agreement
                  among Coast West, Inc. and American Bank National Association(8)

  10.45           Placement Agreement for the 9  1/2% Notes, dated March 18, 1999, among Coast Hotels and
                  Casinos, Inc., Coast Resorts, Inc., Morgan Stanley & Co., Inc. NationsBanc Montgomery
                  Securities LLC (8)

  10.46           Registration Rights Agreement dated March 23, 1999 among Coast Hotels and Casinos, Inc.and
                  Coast Resorts, Inc., and Morgan Stanley & Co., Inc. and NationsBanc Montgomery Securities LLC
                  (8)

  10.47           Loan Agreement dated as of March 18, 1999 among Coast Hotels and Casinos, Inc., as Borrower, the Lenders referred to therein, and Bank of America National Trust and Savings Association, as
                  Administrative Agent (8)

  10.48           Amended and Restated Loan Agreement dated as of September 16, 1999 among Coast Hotels and
                  Casinos, Inc., as Borrower, the Lenders referred to therein, and Bank of America National Trust and Savings Association, as Administrative Agent (9)

  10.49           Security Agreement dated as of March 18, 1999 by Coast Hotels and Casinos, Inc. in favor of
                  Bank of America National Trust and Savings Association, as administrative agent, filed as an exhibit to Coast Hotels and Casinos, Inc. current Report on Form 10-K for the fiscal year ended
                  December 31, 1999, and incorporated herein by reference

  10.50           Security Agreement dated as of March 18, 1999 by Coast Resorts, Inc. in favor of Bank of
                  America National Trust and Savings Association, as administrative agent, filed as an exhibit to Coast Hotels and Casinos, Inc. current Report on Form 10-K for the fiscal year ended
                  December 31, 1999, and incorporated herein by reference

  10.51           Pledge Agreement dated as of September 1999 by Coast Resorts, Inc. in favor of Bank of America National Trust and Savings Association, as administrative agent, filed as an exhibit to Coast Hotels and Casinos, Inc. current Report on Form 10-K for the fiscal year ended
                  December 31, 1999, and incorporated herein by reference


ITEM 14. Exhibits, Financial Statement Schedules And Reports On Form 8-K
         ---------------------------------------------------------------
         (continued)
         -----------

                           Exhibit Index (continued)

   10.52          Leasehold Deed of Trust, Assignment of Rents and Fixture Filing dated as of March 18, 1999, by Coast Hotels and
                  Casinos, Inc in favor of Bank of America National Trust and Savings Association, as administrative agent (The
                  Orleans Hotel and Casino), filed as an exhibit to Coast Hotels and Casinos, Inc. current report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference

   10.53          Leasehold Deed of Trust, Assignment of Rents and Fixture Filing dated as of March 18, 1999, by Coast Hotels and
                  Casinos, Inc in favor of Bank of America National Trust and Savings Association, as administrative agent (The Gold
                  Coast Hotel and Casino), filed as an exhibit to Coast Hotels and Casinos, Inc. current report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference

   10.54          Leasehold Deed of Trust, Assignment of Rents and Fixture Filing dated as of March 18, 1999, by Coast Hotels and
                  Casinos, Inc in favor of Bank of America National Trust and Savings Association, as administrative agent (The
                  Suncoast), filed as an exhibit to Coast Hotels and Casinos, Inc. current report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference

   10.55          Guaranty dated March 18, 1999 by Coast Resorts in favor of Bank of America National Trust and Savings Association,
                  as administrative agent, filed as an exhibit to Coast Hotels and Casinos, Inc. current report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference

   10.56          Trademark Security Interest Assignment dated as of March 18, 1999 by Coast Hotels and Casinos, Inc. and Coast
                  Resorts, Inc. in favor of Bank of America National Trust and Savings Association, as administrative agent, filed as an exhibit to Coast Hotels and Casinos, Inc. current report on Form 10-K for the fiscal year ended December 31,
                  1999, and incorporated herein by reference

   27             Financial Data Schedule

____________

(1) Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.'s General Form for Registration of Securities on Form 10 and incorporated herein by reference.

(2) Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.'s Amendment No. 1 to General Form for Registration of Securities on Form 10 and incorporated herein by reference.

(3) Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.'s Amendment No. 2 to General Form for Registration of Securities on Form 10 and incorporated herein by reference.

(4) Previously filed as an exhibit to Coast Resorts, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(5) Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.'s Registration Statement on Form S-4 filed May 2, 1996 and incorporated herein by reference.

(6) Previously filed as an exhibit to Coast Resorts, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(7) Previously filed as an exhibit to Coast Resorts, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(8) Previously filed with the Securities and Exchange Commission as an exhibit to Coast Hotels and Casinos, Inc.'s Registration Statement on Form S-4 (File no. 333-79657) dated May 28, 1999 and incorporated herein by reference.

(9) Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

(b)  Reports on Form 8-K

  None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on March 29, 2000

                                       COAST RESORTS, INC.

                                       By: /s/ MICHAEL J. GAUGHAN
                                          --------------------------
                                          Michael J. Gaughan,
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                                          Title                                    Date
-----------------------------------             --------------------------------------             ---------------
/s/ MICHAEL J. GAUGHAN                          Chairman of the Board of Directors and              March 29, 2000
-----------------------------------             Chief Executive Officer
Michael J. Gaughan                              (Principal Executive Officer) and Director

/s/ GAGE PARRISH                                Director and Chief Financial Officer                March 29, 2000
------------------------------------            (Principal Financial and Accounting Officer)
Gage Parrish

/s/ HARLAN D. BRAATEN                           Director                                            March 29, 2000
------------------------------------
Harlan D. Braaten

/s/ JERRY HERBST                                Director                                            March 29, 2000
------------------------------------
Jerry Herbst

/s/ J. TITO TIBERTI                             Director                                            March 29, 2000
-------------------------------------
J. Tito Tiberti

/s/ CHARLES SILVERMAN                           Director                                            March 29, 1999
--------------------------------------
Charles Silverman

/s/ F. MICHAEL CORRIGAN                         Director                                            March 29, 1999
---------------------------------------
F. Michael Corrigan

/s/ JOSEPH A.  BLASCO                           Director                                            March 29, 1999
------------------------------------
Joseph A. Blasco

/s/ FRANKLIN TOTI                               Director                                            March 29, 1999
------------------------------------
Franklin Toti


                  Index To Consolidated Financial Statements

                      COAST RESORTS, INC. AND SUBSIDIARY

Report of Independent Accountants.................................................   F-2

Consolidated Balance Sheets of Coast Resorts, Inc., and Subsidiary as
     of December 31, 1998 and 1999................................................   F-3

Consolidated Statements of Operations of Coast Resorts, Inc. and Subsidiary
     for the years ended December 31, 1997, 1998 and 1999.........................   F-4

Consolidated Statements of Stockholders' Equity of Coast Resorts, Inc. and
     Subsidiary for the years ended December 31, 1997, 1998 and 1999..............   F-5

Consolidated Statements of Cash Flows of Coast Resorts, Inc. and Subsidiary
     for the years ended December 31, 1997, 1998 and 1999........................    F-6

Notes to Consolidated Financial Statements........................................   F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholders of Coast Resorts, Inc. and Subsidiary

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Coast Resorts, Inc. and Subsidiary as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 4, 2000

                       COAST RESORTS, INC AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1998 and 1999
                   (dollars in thousands, except share data)

                                                                             1998           1999
                                                                          ----------     ----------
                                    ASSETS

CURRENT ASSETS:
 Cash and cash equivalents................................................ $ 41,598       $ 38,629
 Accounts receivable, less allowance for doubtful
   accounts of $594 (1998) and $842 (1999)................................    4,301          4,212
 Inventories..............................................................    4,912          5,481
 Prepaid expenses.........................................................    6,037          6,324
 Other current assets.....................................................    3,083          5,117
                                                                           --------       --------
  TOTAL CURRENT ASSETS....................................................   59,931         59,763
PROPERTY AND EQUIPMENT, net...............................................  301,252        337,704
OTHER ASSETS..............................................................    5,644          8,652
                                                                           --------       --------
                                                                           $366,827       $406,119
                                                                           ========       ========
                                LIABILITIES AND
                             STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable........................................................ $  9,888       $ 11,738
  Accrued liabilities.....................................................   26,976         32,781
  Construction accounts payable...........................................       --          8,304
  Current portion of long-term debt.......................................    7,905          2,473
                                                                           --------       --------
    TOTAL CURRENT LIABILITIES.............................................   44,769         55,296
LONG-TERM DEBT, less current portion......................................  199,954        234,766
DEFERRED INCOME TAXES.....................................................    6,654          4,222
DEFERRED RENT.............................................................   13,024         16,732
                                                                           --------       --------
TOTAL LIABILITIES.........................................................  264,401        311,016
                                                                           --------       --------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 500,000 shares authorized, none
     issued and outstanding...............................................       --             --
  Common stock, $.01 par value, 2,000,000 shares authorized,
     1,494,353 (1998) and 1,478,978 (1999) shares issued and outstanding..       15             15
  Treasury stock..........................................................       --         (1,538)
  Additional paid-in capital..............................................   95,398         95,398
  Retained earnings.......................................................    7,013          1,228
                                                                           --------       --------
    TOTAL STOCKHOLDERS' EQUITY............................................  102,426         95,103
                                                                           --------       --------
                                                                           $366,827       $406,119
                                                                           ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                       COAST RESORTS, INC AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For The Years Ended December 31, 1997, 1998 and 1999
                   (dollars in thousands, except share data)

                                                                   1997           1998           1999
                                                                ----------     ----------     ----------
OPERATING REVENUES:
     Casino..................................................... $  211,026     $  242,992     $  265,753
     Food and beverage..........................................     61,724         66,503         72,697
     Hotel......................................................     28,095         28,443         30,296
     Other......................................................     19,994         26,421         29,110
                                                                 ----------     ----------     ----------
        GROSS OPERATING REVENUES................................    320,839        364,359        397,856
     Less: promotional allowances...............................    (26,956)       (31,996)       (35,325)
                                                                 ----------     ----------     ----------
        NET OPERATING REVENUES..................................    293,883        332,363        362,531
                                                                 ----------     ----------     ----------

OPERATING EXPENSES:
     Casino.....................................................    114,932        127,512        131,402
     Food and beverage..........................................     50,129         47,278         50,923
     Hotel......................................................     12,623         11,856         12,923
     Other......................................................     19,516         22,503         25,041
     General and administrative.................................     52,526         54,926         60,480
     Pre-opening expenses.......................................         --             --            235
     Land lease.................................................      4,220          4,280          3,770
     Deferred (non-cash) rent...................................      4,078          4,018          2,918
     Depreciation and amortization..............................     18,278         20,607         21,613
                                                                 ----------     ----------     ----------
        TOTAL OPERATING EXPENSES................................    276,302        292,980        309,305
                                                                 ----------     ----------     ----------
        OPERATING INCOME........................................     17,581         39,383         53,226
                                                                 ----------     ----------     ----------

OTHER INCOME (EXPENSES):
     Interest expense:
        Related parties.........................................       (148)            --             --
        Other...................................................    (26,191)       (27,323)       (22,503)
     Interest income............................................         98            695            450
     Interest capitalized.......................................      1,016             58            612
     Gain (loss) on disposal of equipment.......................        919            168           (192)
                                                                 ----------     ----------     ----------
        TOTAL OTHER INCOME (EXPENSES)...........................    (24,306)       (26,402)       (21,633)
                                                                 ----------     ----------     ----------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM............................................     (6,725)        12,981         31,593
PROVISION (BENEFIT) FOR INCOME TAXES............................     (2,115)         4,994         10,371
                                                                 ----------     ----------     ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.........................     (4,610)         7,987         21,222
                                                                 ----------     ----------     ----------
EXTRAORDINARY ITEM - loss on early retirement of
  debt, net of applicable income tax benefit ($14,543)..........         --             --        (27,007)
                                                                 ----------     ----------     ----------
NET INCOME (LOSS)............................................... $   (4,610)    $    7,987     $   (5,785)
                                                                 ==========     ==========     ==========

Basic and diluted net income (loss) per share
   of common stock before extraordinary item.................... $    (3.08)    $     5.34     $    14.35
                                                                 ==========     ==========     ==========

Basic and diluted net income (loss) per share of common stock... $    (3.08)    $     5.34     $    (3.91)
                                                                 ==========     ==========     ==========
Weighted average shares outstanding.............................  1,494,353      1,494,353      1,478,978
                                                                 ==========     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       COAST RESORTS, INC AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For The Years Ended December 31, 1997, 1998, and 1999
                            (dollars in thousands)


                                             Common Stock                                Retained
                                       -------------------------       Additional        Earnings       Treasury
                                         Shares         Amount       Paid-In Capital     (Deficit)       Stock           Total
                                       ----------     ----------     ---------------     ---------      ---------      ---------
Balances at December 31, 1996.........  1,494,353        $15             $95,398          $ 3,636        $    --        $ 99,049
    Net income........................         --         --                  --           (4,610)            --          (4,610)
                                        ---------        ---             -------         --------        -------        --------
Balances at December 31, 1997.........  1,494,353         15              95,398             (974)            --          94,439
    Net income........................         --         --                  --            7,987             --           7,987
                                        ---------        ---             -------         --------        -------        --------
Balances at December 31, 1998.........  1,494,353         15              95,398            7,013             --         102,426
    Repurchase of common stock........    (15,375)        --                  --               --         (1,538)         (1,538)
    Net loss..........................         --         --                  --           (5,785)            --          (5,785)
                                        ---------        ---             -------         --------        -------        --------
Balances at December 31, 1999.........  1,478,978        $15             $95,398          $ 1,228        $(1,538)       $ 95,103
                                        =========        ===             =======         ========        =======        ========

The accompanying notes are an integral part of these consolidated financial statements.

                       COAST RESORTS, INC AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For The Years Ended December 31, 1997, 1998 and 1999
                            (dollars in thousands)

                                                                        1997           1998           1999
                                                                     ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)..............................................  $ (4,610)      $  7,987       $  (5,785)
                                                                     ---------      ---------      ----------
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
   NET CASH PROVIDED BY OPERATING ACTIVITIES:
       Depreciation and amortization................................    18,278         20,607          21,613
       Provision for bad debts......................................      (185)           400             248
       Loss on early retirement of debt.............................        --             --          41,550
       Loss (gain) on disposal of equipment.........................      (919)          (168)            192
       Deferred rent................................................     4,078          4,018           3,708
       Deferred income taxes........................................      (402)         1,086          (3,099)
       Amortization of original issue discount......................       616            706             124
       (Increase) decrease in operating assets:
          Accounts receivable.......................................    (1,773)           915            (159)
          Refundable income taxes...................................      (388)         1,772            (870)
          Inventories...............................................     1,279            173            (569)
          Prepaid expenses and other assets.........................    (1,370)        (1,727)           (117)
        Increase (decrease) in operating liabilities:
          Accounts payable..........................................    (2,727)           781           1,850
          Accrued liabilities.......................................     2,172           (705)          5,805
                                                                     ---------      ---------       ---------
                 TOTAL ADJUSTMENTS..................................    18,659         27,858          70,276
                                                                     ---------      ---------       ---------
               NET CASH PROVIDED BY OPERATING ACTIVITIES............    14,049         35,845          64,491
                                                                     ---------      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net of amounts in accounts payable.......   (58,912)       (15,748)        (49,242)
     Proceeds from sale of equipment................................     1,070            168             437
                                                                      --------       --------       ---------
               NET CASH USED IN INVESTING ACTIVITIES................   (57,842)       (15,580)        (48,805)
                                                                      --------       --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings under bank line of credit, net of
        financing costs.............................................        --             --          67,637
     Proceeds from issuance of long-term debt, net of  issuance
        costs.......................................................    19,569             --         167,808
     Principal payments on long-term debt...........................    (7,913)        (8,097)        (15,545)
     Repurchase of common stock.....................................        --             --          (1,538)
     Repayments of borrowings under bank line of credit.............        --             --         (14,000)
     Early retirement of debt.......................................        --             --        (223,017)
                                                                      --------       --------       ---------
               NET CASH PROVIDED BY (USED IN) FINANCING
                  ACTIVITIES........................................    11,656         (8,097)        (18,655)
                                                                      --------       --------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................   (32,137)        12,168          (2,969)
CASH AND CASH EQUIVALENTS, at beginning of year.....................    61,567         29,430          41,598
                                                                      --------       --------       ---------
CASH AND CASH EQUIVALENTS, at end of year...........................  $ 29,430       $ 41,598       $  38,629
                                                                      ========       ========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                      COAST RESORTS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- Background Information And Basis Of Presentation

Background Information

     Coast Resorts, Inc. ("Coast Resorts" or the "Company") is a Nevada corporation and serves as a holding company for Coast Hotels and Casinos, Inc. ("Coast Hotels") and (through July 21, 1998) Coast West, Inc. ("Coast West"), also Nevada corporations. Through Coast Hotels, the Company owns and operates the following hotel-casinos in Las Vegas, Nevada:

 .    Gold Coast Hotel and Casino, which is located approximately one mile west of the Las Vegas Strip on Flamingo Road.

 .    Barbary Coast Hotel and Casino, which is located on the Las Vegas Strip.

 .    The Orleans Hotel and Casino, which is located approximately one mile west of the Las Vegas Strip on Tropicana Avenue. The Orleans opened for business on December 18, 1996.

 .    The Company began construction of a fourth hotel-casino, the Suncoast, in
     July 1999.

     On July 21, 1998, the Company contributed the capital stock of Coast West to Coast Hotels, as a result of which Coast West became a wholly owned subsidiary of Coast Hotels.

Basis of Presentation

     The consolidated financial statements for 1997 and 1998 include the accounts of the Company and its subsidiaries through the date on which Coast West was contributed to Coast Hotels. The 1998 consolidated financial statements subsequent to that date and for 1999 include the accounts of the Company and Coast Hotels. All intercompany balances and transactions have been eliminated for all periods presented.

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

                      COAST RESORTS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -- Summary Of Significant Accounting Policies (continued)

Property, Equipment and Depreciation

     Property and equipment are stated at cost. Expenditures for additions, renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income. Depreciation is computed by the straight-line method over the estimated useful lives of property and equipment, which range from 5 to 15 years for equipment and up to 40 years for buildings and improvements.

     During construction, the Company capitalizes interest and other direct and indirect development costs. Interest is capitalized monthly by applying the effective interest rate on certain borrowings to the average balance of expenditures. The interest that was capitalized was $1,016,000 (1997), $58,000
(1998) and $612,000 (1999).

Pre-opening and Related Promotional Expense

     Prior to January 1, 1999, costs associated with the opening of new hotel-casinos or major additions to an existing hotel-casino, including personnel, training, certain marketing and other costs, were capitalized and charged to expense over management's estimate of the period of economic benefit associated with such costs. Management believes that such period, with respect to major hotel-casinos, was within one fiscal quarter of the date of opening. Beginning, January 1, 1999, pre-opening costs are expensed as incurred. There were no capitalized pre-opening costs at December 31, 1997 or 1998, and $235,000 in pre-opening costs were expensed in 1999 in connection with the development of the Suncoast.

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

Advertising Costs

     Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising costs consist primarily of mailing costs associated with direct-mail programs. Capitalized advertising costs were immaterial at December 31, 1998 and 1999. Advertising expense was $7.5 million, $6.0 million and $5.4 million for the years ended December 31, 1997, 1998 and 1999, respectively.

                      COAST RESORTS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -- Summary Of Significant Accounting Policies (continued)

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

     The estimated cost of providing these complimentary services is as follows for the years ended December 31, 1997, 1998 and 1999:

                                                               December 31,
                                                 ----------------------------------------
                                                    1997           1998           1999
                                                 ----------     ----------     ----------
                                                              (in thousands)
     Hotel......................................  $ 2,023        $ 2,497        $ 2,167
     Food and beverage..........................   23,187         25,552         28,593
                                                  -------        -------        -------
     Total cost of promotional allowances.......  $25,210        $28,049        $30,760
                                                  =======        =======        =======

                      COAST RESORTS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -- Summary Of Significant Accounting Policies (continued)

Promotional Allowances (continued)

     The cost of promotional allowances has been allocated to expense as follows for the years ended December 31, 1997, 1998 and 1999:

                                                 December 31,
                                  ----------------------------------------
                                     1997           1998           1999
                                  ----------     ----------     ----------
                                                (in thousands)
          Casino................   $22,280        $25,290        $28,106
          Other.................     2,930          2,759          2,654
                                   -------        -------        -------
                                   $25,210        $28,049        $30,760
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

Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109 deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

                      COAST RESORTS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -- Summary Of Significant Accounting Policies (continued)

Net Income (Loss) Per Common Share

     Basic earnings per share is computed based on weighted average shares outstanding while diluted earnings per share reflects the additional dilution for all potential dilutive securities, such as stock options and warrants.

     Net income per common share for the years ended December 31, 1997, 1998 and 1999 is computed by dividing net income by the weighted average number of shares of common stock outstanding, which weighted average totaled 1,494,353 shares, 1,494,353 shares and 1,478,978 shares, respectively. There were no options to purchase common stock issued in 1997 or 1998. The weighted-average number of options to purchase common stock outstanding for the year ended December 31, 1999 was 10,971. However, these options were excluded from the calculation of diluted earnings per share as their inclusion would have been antidilutive (by reducing the loss per share).

Concentration of Credit Risk

     The Company extends credit to casino patrons after background checks and investigations of creditworthiness and does not require collateral. The Company has a concentration of credit risk in Southern Nevada. The Company records provisions for potential credit losses and such losses have been within management's expectations. Management believes that as of December 31, 1999, no significant concentration of credit risk exists for which an allowance has not already been determined and recorded.

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                      COAST RESORTS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -- Summary Of Significant Accounting Policies (continued)

Stock Options

     The Financial Accounting Standards Board has issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This Statement defines a fair value based method of accounting for an employee stock option in which companies account for stock options by recognizing, as compensation expense in the statement of operations, the fair value of stock options granted over the vesting period of the option. The statement also permits companies to continue accounting for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has elected to account for stock options under APB No. 25 and to disclose the pro forma impact on net income and earning per share as if the Company had used the fair value method recommended by SFAS No. 123.

Reclassifications

     Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform with the 1999 presentation.

NOTE 3 -- Property And Equipment

     Major classes of property and equipment consist of the following as of December 31, 1998 and 1999:

                                                          December 31,
                                                      -------------------------
                                                         1998           1999
                                                      ----------     ----------
                                                            (in thousands)
               Building.............................   $ 233,570      $ 241,605
               Furniture and fixtures...............     146,175        162,961
                                                       ---------      ---------
                                                         379,745        404,566
               Less accumulated depreciation........    (100,369)      (118,249)
                                                       ---------      ---------
                                                         279,376        286,317
               Land.................................      15,232         15,232
               Construction in progress.............       6,644         36,155
                                                       ---------      ---------
               Net property and equipment...........   $ 301,252      $ 337,704
                                                       =========      =========

NOTE 4 -- Leases

     The Barbary Coast building is located on land which is leased. The lease term runs through May 2003 with a purchase option and two 30-year renewal options. In addition, the parking lot adjacent to the building is being leased under a 10-year lease which runs through January 2003. Annual rental payments under these leases total $300,000.

                      COAST RESORTS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -- Leases (continued)

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

     The Suncoast lease was entered into in September 1995 for a parcel of land located in the western area of Las Vegas to be used for future development opportunities. The Suncoast lease term runs through December 31, 2055, with three 10-year renewal options. Monthly payments started at $166,667 for the year ended December 31, 1995. Thereafter, the monthly rent increases by the amount of $5,000 in January of each year. The lease includes a put option exercisable by the landlord requiring the purchase of the land at fair market value at the end of the 20th through 24th years of the lease, provided that the purchase price shall not be less than ten times, nor more than fifteen times, the annual rent at such time. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31,000,000 to approximately $51,000,000 in the years 2014 through 2018. The total amount of the base rent payments on the Suncoast lease are being charged to expense (or capitalized during the construction period) on the straight-line method over the term of the lease. The Company has recorded deferred rent to reflect the excess of rent expense over cash payments since the inception of the lease.

Future Minimum Lease Payments

     The following is an annual schedule of future minimum cash lease payments required under operating leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 1998:

                               Operating Leases

       Year Ending December 31,                    Payments
                                                 -------------
                                                 (in thousands)
               2000.............................  $  5,000
               2001.............................     5,060
               2002.............................     5,370
               2003.............................     5,363
               2004.............................     5,240
               Later years......................   410,571
                                                  --------
               Total minimum lease payments.....  $436,604
                                                  ========

                       COAST RESORTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -- Leases (continued)

Rent Expense
  Rent expense for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                       December 31,
                                     ----------------------------------------------------
                                          1997               1998               1999
                                     --------------     --------------     --------------
                                                        (in thousands)
Occupancy rentals...............             $8,597             $8,597             $6,688
Other equipment.................                900                115                120
                                     --------------    ---------------     --------------
                                             $9,497             $8,712             $6,808
                                     ==============     ==============     ==============

NOTE 5 -- Accrued Liabilities

  Major classes of accrued liabilities consist of the following as of December 31, 1998 and 1999:

                                                              December 31,
                                                  -----------------------------------
                                                         1998                1999
                                                  ---------------     ---------------
                                                           (in thousands)
Slot club liability........................               7,548               8,007
Compensation and benefits..................               7,348               9,118
Progressive jackpot payouts................               4,511               4,380
Customer deposits and unpaid winners.......               2,640               3,524
Deferred sports book revenue...............                 914               1,229
Taxes......................................               2,183                 713
Accrued interest expense...................               1,207               4,323
Outstanding chip and token liability.......                 363               1,051
Other......................................                 262                 436
                                                ---------------     ---------------
                                                        $26,976             $32,781
                                                ===============     ===============


                       COAST RESORTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 --Long-Term Debt

  Long-term debt consists of the following as of December 31, 1998 and 1999:

                                                                                                        December 31,
                                                                                            -------------------------------
                                                                                                  1998              1999
                                                                                             -------------     -------------
Related parties:                                                                                     (in thousands)
7.5% notes, payable in monthly installments of interest only, with all principal and any unpaid interest due December 31, 2001. The notes are uncollateralized
and are payable to the former partners of Barbary Coast and Gold Coast................       $    1,975        $    1,975

Non-related parties:
9.5% senior subordinated notes due April 2009.........................................               --           175,000

$200.0 million, reducing revolving credit facility due April 2004,  collateralized
by substantially all of the assets of Coast Hotels and  Casinos, Inc..................               --            55,000


13% First Mortgage Notes due December 15, 2002, with interest payable semiannually on June 15 and December 15, net of original issue discount of
$3,971,000 in 1998 and $0 in 1999..........................................................        171,029             1,960

10 7/8% First Mortgage Notes due November 1, 2001, with interest payable quarterly on March 15, June 15, September 15 and December 15.  Balance paid
 in full in 1999........................................................................         16,800                --


9.19% note payable, payable in 60 monthly installments of approximately
$750,000, including principal and interest, collateralized by certain gaming
and other equipment.  Balance paid in full June 1999.....................................        14,987                --


8.6% note due August 11, 2007, payable in monthly installments of $26,667 principal plus interest on remaining principal balance, collateralized by 1980
Hawker aircraft..........................................................................         2,773             2,453

Other notes payable......................................................................           295               851
                                                                                             ----------        ----------
                                                                                                207,859           237,239
Less: current portion....................................................................         7,905             2,473
                                                                                             ----------        ----------
                                                                                             $  199,954        $  234,766
                                                                                             ==========        ==========

    In March 1999, Coast Hotels issued $175.0 million principal amount of
9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured revolving credit facility due 2004 to facilitate a refinancing. Availability under the credit facility was increased to $200.0 million in September 1999. Borrowings under the credit facility bear interest, at the Company's option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). As of December 31, 1999, the interest rate was 8.46%. The Company incurs a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. This variable fee is currently at the maximum rate of 0.5% per annum times the average unused portion of the facility.

                       COAST RESORTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 --Long-Term Debt (continued)

    The availability under the $200.0 million credit facility will be reduced quarterly beginning in the fiscal quarter ending September 30, 2001. The initial advance of $47.0 million under the credit facility was used in connection with the repurchase of the 13% first mortgage notes and the 10-7/8% first mortgage notes and is more fully described below. Subsequent advances under the credit facility may be used for working capital, general corporate purposes, construction of the Suncoast, and certain improvements to our existing properties. As of December 31, 1999, the Company had $55.0 million outstanding under the $200.0 million credit facility.

    With the proceeds from the senior subordinated notes and borrowings under the credit facility, the Company repurchased substantially all of the $175.0 million principal amount outstanding of 13% first mortgage notes and all $16.8 million principal amount outstanding of 10-7/8% first mortgage notes and amended the indenture under which the 13% first mortgage notes were issued to eliminate substantially all of its restrictive covenants. Approximately $2.0 million in principal amount of the 13% first mortgage notes remain outstanding and are governed by the terms of the amended indenture. The Company is required by the indenture for the 9.5% senior subordinated notes to redeem the 13% first mortgage notes that remain outstanding no later than December 15, 2000 at a redemption price of 106.5% of the principal amount, plus any accrued and unpaid interest. Interest on the remaining $2.0 million of first mortgage notes is payable semiannually on June 1 and December 1. In connection with the repurchase of the 13% notes and the 10-7/8% notes, the Company incurred repurchase premiums of $31.0 million and $2.1 million, respectively. The repurchase premiums and the write-offs of unamortized debt issuance costs and original issue discount resulted in an extraordinary loss of $27.0 million, net of applicable income tax benefit of $14.5 million.

  The loan agreement governing the $200.0 million senior secured revolving credit facility contains covenants that, among other things, limit the ability of the Company to pay dividends or make advances to Coast Resorts, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets of the Company. Ad ditionally, the loan agreement requires that the Company maintain certain financial ratios with respect to its leverage and fixed charge coverage. The Company is also subject to certain covenants associated with the indenture governing the $175 million principal amount of senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. Management believes that, at December 31, 1999, the Company was in compliance with all covenants and required ratios.

  Maturities on long-term debt are as follows:

Year Ending December 31,                  Maturities
------------------------                --------------
                                        (in thousands)
2000...........................         $        2,473
2001...........................                  2,488
2002...........................                    513
2003...........................                    513
2004...........................                 55,363
Thereafter.....................                175,889
                                        --------------
                                        $      237,239
                                        ==============

                       COAST RESORTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -- Income Taxes And Pro Forma Data

  The components of the income tax provision (benefit) for the years ended December 31, 1997, 1998 and 1999 were as follows:

                                            December 31,
                          -----------------------------------------------
                             1997              1998             1999
                          ------------     ------------     -------------
Federal:                                  (in thousands)
Current.................  $    (1,713)     $      3,908     $     (1,073)
Deferred................         (402)            1,086           (3,099)
                          -----------      ------------     ------------
                          $    (2,115)     $      4,994     $     (4,172)
                          ===========      ============     ============

  The income tax provision (benefit) before consideration of the extraordinary loss for the years ended December 31, 1997, 1998 and 1999 differs from that computed at the federal statutory corporate tax rate as follows:

                                                  December 31,
                                 ------------------------------------------
                                     1997             1998          1999
                                 -----------      -----------    -----------
Federal statutory rate........     (34.0%)           35.0%          35.0%
Other.........................       2.5%             3.5%          (2.2%)
                                 -----------      -----------    -----------
     Effective tax rate.......     (31.5%)           38.5%          32.8%
                                 ===========      ===========    ===========

  The tax effects of significant temporary differences representing net deferred tax assets and liabilities at December 31, 1998 and 1999 are as follows:

                                                         December 31,
                                                 ---------------------------
                                                    1998             1999
                                                 -----------      ----------
                                                         (in thousands)

Deferred tax assets:
   Current:
      Accrued vacation.....................      $      810       $      894
      Allowance for doubtful accounts......             286              375
      Accrued slot club points.............             444              714
      Progressive liabilities..............           1,095            1,075
      Accrued medical and other benefits...              --              244
                                                 ----------       ----------
           Total current...................           2,635            3,302
                                                 ----------       ----------
   Non-current:
      FICA, alternative minimum tax
          and other tax credits............           2,195            4,672
      Deferred rent........................           4,688            5,336
                                                 ----------       ----------
          Total non-current................           6,883           10,008
                                                 ----------      -----------
Total deferred tax assets..................           9,518           13,310
                                                 ----------      -----------
Deferred tax liabilities:
   Non-current:
      Property, plant and equipment........         (13,537)         (14,230)
                                                 ----------      -----------
          Total deferred tax liabilities...         (13,537)         (14,230)
                                                 ----------      -----------
Net deferred tax liability.................      $   (4,019)     $      (920)
                                                 ==========      ===========

                       COAST RESORTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -- Fair Value Of Financial Instruments

  The following estimated fair values of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts and estimated fair values of the Company's other financial instruments at December 31, 1999 are as follows:

                                               Carrying             Fair
                                                Amount              Value
                                          --------------     --------------
                                                    (in thousands)
Liabilities:
   Current portion of long-term debt...   $        2,473     $        2,473
                                          ==============     ==============
   Revolving Credit Facility...........   $       55,000     $       55,000
                                          ==============     ==============
   9.5% Senior Subordinated Notes......   $      175,000     $      167,125
                                          ==============     ==============
   Other long-term debt................   $        4,766     $        4,818
                                          ==============     ==============

  The methods and assumptions are summarized as follows:

  For the current portion of long-term debt, the carrying amount approximates fair value due to the short-term nature of such debt. The fair value of the 9.5% senior subordinated notes was determined based upon market quotes. The carrying amount of the revolving credit facility is a reasonable estimate of fair value because this debt is carried with a floating interest rate. For all other long-term debt, the fair value is estimated using a discounted cash flow analysis, based on the incremental borrowing rates currently available to the Company for debt with similar terms and maturity.

NOTE 9 -- Commitments And Contingencies

  The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE 10 -- Related Party Transactions

  Coast Hotels' advertising services are provided by LGT Advertising, a company owned by several stockholders of Coast Resorts. LGT purchases advertising for Coast Hotels from third parties and passes along any discounts they receive. LGT and its owners receive no compensation or profit for these services, as Coast Hotels is invoiced for actual costs incurred. Advertising expense paid to LGT amounted to approximately $7.5 million, $6.0 million and $5.4 million for the years ended December 31, 1997, 1998 and 1999, respectively.

  Coast Hotels purchases certain of its equipment and inventory for its operations from RJS, a company owned by the father of a major stockholder and director of Coast Resorts and a director and officer of Coast Hotels and the Company's restaurant manager. RJS invoices Coast Hotels based on actual costs incurred. For the fiscal years ended December 31, 1997, 1998 and 1999, Coast Hotels incurred expenses payable to RJS of approximately $1.4 million, $829,000 and $2.1 million, respectively.

                       COAST RESORTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -- Related Party Transactions (continued)

  Coast Hotels purchases wallboards and parlay cards for its race and sports books from Nevada Wallboards, Inc. A major stockholder and director of Coast Resorts and a director and officer of Coast Hotels is the majority stockholder of Nevada Wallboards, Inc. For the fiscal years ended December 31, 1997, 1998 and 1999, Coast Hotels incurred expenses payable to Nevada Wallboards of approximately $198,000, $186,000 and $180,000, respectively.

  A director of the Company is the president and sole stockholder of Yates-Silverman, Inc. which was retained by the Company as the designer of the Orleans and the Suncoast. For the fiscal years ended December 31, 1997, 1998 and 1999, Coast Hotels incurred expenses payable to Yates-Silverman of approximately $177,000, $500,000 and $721,000, respectively.

  Coast Hotels maintains numerous racetrack dissemination contracts with Las Vegas Dissemination, Inc. ("LVD"). The son of a major stockholder and director of Coast Resorts and a director and officer of Coast Hotels is the president and sole shareholder of LVD. LVD has been granted a license by the Nevada gaming authorities to disseminate live racing for those events and tracks for which it contracts and has been granted the exclusive right to disseminate all pari-mutuel services and race wire services in the State of Nevada. Under these dissemination contracts, Coast Hotels pays to LVD an amount based on the wagers accepted for races held at the racetracks covered by the respective contracts. Coast Hotels also pays to LVD a monthly fee for race wire services. For the fiscal years ended December 31, 1997, 1998 and 1999, Coast Hotels incurred expenses payable to LVD of approximately $1.1 million, $3.1 million and $1.3 million, respectively.

  J.A. Tiberti Construction Company ("Tiberti Construction") has served as the general contractor for the original construction of the Gold Coast and for certain expansions thereof, for the original construction of the Barbary Coast and all expansions thereof and for the original construction and Phase II expansion of the Orleans. Tiberti Construction is also the general contractor for the construction of the Suncoast The president of Tiberti Construction is a stockholder and director of Coast Resorts and a director of Coast Hotels. For the years ended December 31, 1997, 1998 and 1999, Coast Hotels paid approximately $26.2 million, $3.7 million and $27.9 million, respectively, to Tiberti Construction in connection with such construction services.

  As more fully described in Note 4, Coast Hotels is a party to a ground lease with The Tiberti Company with respect to the land underlying the Orleans. The president of The Tiberti Company is a director and stockholder of Coast Resorts. Amounts paid to the Tiberti Company with respect to the lease were $2.1 million, $2.4 million and $2.4 million for the years ended December 31, 1997, 1998 and 1999, respectively.

  Coast Hotels incurred $300,000 in 1999 to promote the Orleans by advertising on a NASCAR racecar operated by the son of a major shareholder.

                       COAST RESORTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -- Benefit Plans

401(k) Plans

  Coast Hotels offers separate defined contribution 401(k) plans for eligible employees. During 1996, previously separate plans of the Gold Coast and the Barbary Coast were consolidated into one plan. All employees of the Gold Coast and The Orleans, and all employees of the Barbary Coast not covered by a collective bargaining agreement, are eligible to participate. The employees may elect to defer up to 15% of their yearly compensation, subject to statutory limits. Coast Hotels makes matching contributions of 50% of the first 6% of the employees' contributions. Contribution expense was $842,000, $1.3 million and $1.1 million for the years ended December 31, 1997, 1998, and 1999, respectively.

Defined Benefit Plan

  Certain employees at the Barbary Coast are covered by a union-sponsored, collectively bargained, multi-employer, defined benefit pension plan. The Barbary Coast contributed $313,000, $308,000 and $310,000 during the years ended December 31, 1997, 1998 and 1999, respectively, to the plan. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.

Stock Compensation Plan

  In December 1996, the Board of Directors adopted the 1996 Stock Incentive Plan (the "Plan") which authorizes the issuance of (i) shares of Coast Resorts Common Stock or any other class of security of the Company which is convertible into shares of Coast Resorts Common Stock or (ii) a right or interest with an exercise or conversion privilege at a price related to Coast Resorts Common Stock or with a value derived from the value of such common stock. Awards under the Plan are not restricted to any specified form or structure and may include, without limitation, sales or bonuses of stock, restricted stock, stock options, reload stock options, stock purchase warrants, other rights to acquire stock, securities convertible into or redeemable for stock, stock appreciation rights, limited stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares. Officers, key employees, directors (whether employee directors or non-employee directors) and consultants of the Company and its subsidiary are eligible to participate in the Plan.

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

  No awards may be made under the Plan after the tenth anniversary of the adoption of the Plan. Although shares may be issued after the tenth anniversary of the adoption of the Plan pursuant to awards made prior to such date, no shares may issued under the Plan after the twentieth anniversary of adoption of the Plan.

                       COAST RESORTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -- Benefit Plans (continued)

Stock Compensation Plan (continued)

  Effective January 1, 1999, the Company issued options to purchase 30,415 shares of its common stock to its chief operating officer. The options vest in one-third increments on January 1, 1999, January 1, 2000 and January 1, 2001. Effective June 14, 1999, the Company issued options to purchase 5,000 shares of its common stock to its chief financial officer. The options vest in one-third increments on June 14, 1999, June 14, 2000 and June 14, 2001. The exercise price on the options is at $100 per share, which is equivalent to the estimated fair value of the Company's common stock at the grant date, as estimated by the Company from recent sales of common stock between shareholders.

  Pro forma information regarding net income (loss) and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock option plan under the fair-value-based method of that Statement. The fair value for these options was estimated at the date of grant using the minimum value method (which is appropriate for valuing options of companies without publicly traded stock) with the following weighted-average assumptions: risk free rate of return of approximately 5.0%, expected life of the options of 5 years and a 0% dividend yield. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the respective vesting periods of the options. For fiscal 1999 the pro forma net loss and net loss per common share would have been $6,013,000 and $4.07, respectively.

NOTE 12 -- Supplemental Cash Flows Information

  For the years ended December 31, 1997, 1998 and 1999 supplemental cash flows information amounts are as follows:

                                                                  December 31,
                                                         ---------------------------
                                                          1997      1998      1999
                                                         -------  --------   -------
                                                               (in thousands)

Interest paid..........................................  $25,488   $26,764   $19,387
                                                         =======   =======   =======
Income taxes paid......................................  $    --   $ 2,300   $    --
                                                         =======   =======   =======
Supplemental schedule of non-cash investing and
  financing activities:
Property and equipment acquisitions included in
  accounts payable or financed through notes payable...  $ 2,491   $    --   $ 8,304
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

      REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Directors and Stockholders of Coast Resorts, Inc. and Subsidiary

Our audits of the consolidated financial statements referred to in our opinion dated February 4, 2000 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 4, 2000

                                                                      SCHEDULE I

                              COAST RESORTS, INC.

                 CONDENSED FINANCIAL INFORMATION OF THE COMPANY

  The following condensed financial statements reflect the parent company (Coast Resorts, Inc.) only, accounting for its wholly owned subsidiary on the equity method of accounting. All footnote disclosures have been omitted since the information has been included in the Company's consolidated financial statements included elsewhere in this Form 10-K.

                              COAST RESORTS, INC.
                             (Parent Company Only)
                            CONDENSED BALANCE SHEETS
                           December 31, 1998 and 1999
                   (dollars in thousands, except share data)

                                                                  1998         1999
                                                               ----------   ----------
                            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.................................  $        3   $       13
    Other current assets                                               --          660
                                                               ----------   ----------
     TOTAL CURRENT ASSETS....................................           3          673
INVESTMENT IN SUBSIDIARIES...................................     103,054       97,293
                                                               ----------   ----------
                                                               $  103,057   $   97,966
                                                               ==========   ==========
                               LIABILITIES AND
                            STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Due to Coast Hotels.......................................  $      601   $    2,863
   Accrued liabilities.......................................          30           --
                                                               ----------   ----------
     TOTAL CURRENT LIABILITIES...............................         631        2,863
                                                               ----------   ----------

 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value, 500,000 shares authorized,
     none issued and outstanding.............................          --           --
   Common stock, $.01 par value, 2,000,000 shares authorized,
     1,494,353 (1998) and 1,478,978 (1999) shares issued and
     outstanding.............................................          15           15
   Treasury stock............................................          --       (1,538)
   Additional paid-in capital................................      95,398       95,398
   Retained earnings (deficit)...............................       7,013        1,228
                                                               ----------   ----------

     TOTAL STOCKHOLDERS' EQUITY..............................     102,426       95,103
                                                               ----------   ----------
                                                               $  103,057   $   97,966
                                                               ==========   ==========

                                                                      SCHEDULE I

                              COAST RESORTS, INC.
                             (Parent Company Only)
                       CONDENSED STATEMENTS OF OPERATIONS
              For The Years Ended December 31, 1997, 1998 and 1999
                             (dollars in thousands)

                                                                1997             1998              1999
                                                           ------------      ------------      ------------
  Equity interest in income (loss) from subsidiary......   $     (4,335)     $      8,287      $     (5,761)
  General and administrative expenses...................           (261)             (134)              (35)
                                                           ------------      ------------      ------------
  Income (loss) before income taxes.....................         (4,596)            8,153            (5,796)
  Income tax provision (benefit)........................             14               166               (11)
                                                           ------------      ------------      ------------
  NET INCOME (LOSS).....................................   $     (4,610)     $      7,987      $     (5,785)
                                                           ============      ============      ============
  Basic and diluted net income (loss) per share of
    common stock........................................   $      (3.08)     $       5.34      $      (3.91)
                                                           ============      ============      ============
  Weighted average common shares outstanding............      1,494,353         1,494,353         1,478,978
                                                           ============      ============      ============

                                                                      SCHEDULE I

                              COAST RESORTS, INC.
                             (Parent Company Only)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              For The Years Ended December 31, 1997, 1998 and 1999
                             (dollars in thousands)


                                            Common Stock                           Retained
                                       ----------------------     Additional       Earnings       Treasury
                                         Shares       Amount       Paid-In-        (Deficit)        Stock         Total
                                       ----------    --------     --------------------------------------------------------------
Balances at December 31, 1996......... 1,494,353     $     15      $  95,398      $   3,636       $     --       $ 99,049
Net loss..............................        --           --             --         (4,610)            --         (4,610)
                                       -----------   --------      ---------      ---------       --------       --------
Balances at December 31, 1997......... 1,494,353           15         95,398           (974)            --         94,439
Net income............................        --           --             --          7,987             --          7,987
                                       -----------   --------      ---------      ---------       --------       --------
Balances at December 31, 1998......... 1,494,353           15         95,398          7,013             --        102,426
Repurchase of common stock............   (15,375)          --             --             --         (1,538)        (1,538)
Net loss..............................        --           --             --         (5,785)            --         (5,785)
                                       ---------     --------      ---------      ---------       --------       --------
Balances at December 31, 1999......... 1,478,978     $     15      $  95,398      $   1,228       $ (1,538)      $ 95,103
                                       =========     ========      =========      =========       ========       ========

                                                                      SCHEDULE I

                              COAST RESORTS, INC.
                             (Parent Company Only)
                       CONDENSED STATEMENTS OF CASH FLOWS
              For The Years Ended December 31, 1997, 1998 and 1999
                             (dollars in thousands)

                                                                       1997            1998            1999
                                                                    ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)...........................................    $   (4,610)     $    7,987      $   (5,785)
                                                                    ----------      ----------      ----------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
       Equity interest in net (income) loss from subsidiary.....         4,335          (8,287)          5,761
       Other current assets.....................................            --              --            (660)
       Accrued liabilities......................................            30              --             (30)
       Due to affiliates........................................           245             300           2,262
                                                                    ----------      ----------      ----------
          TOTAL ADJUSTMENTS.....................................         4,610          (7,987)          7,333
                                                                    ----------      ---------       ----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.............            --              --           1,548
                                                                    ----------      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Repurchase at common stock...............................            --              --          (1,538)
                                                                    ----------     -----------     -----------
          NET CASH USED IN FINANCING ACTIVITIES.................            --              --          (1,538)
                                                                    ----------      ----------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS..................................................            --              --              10
CASH AND CASH EQUIVALENTS, at beginning of year.................             3               3               3
                                                                    ----------      ----------      ----------
CASH AND CASH EQUIVALENTS, at end of year.......................    $        3      $        3      $       13
                                                                    ==========      ==========      ==========

                                                                     SCHEDULE II

                       COAST RESORTS, INC. AND SUBSIDIARY
                       VALUATION AND QUALIFYING ACCOUNTS
              For The Years Ended December 31, 1997, 1998 and 1999
                             (dollars in thousands)

                                                              ADDITIONS        ADDITIONS
                                             BALANCE AT       CHARGED TO       CHARGED TO                         BALANCE AT
                                             BEGINNING        COSTS AND          OTHER                              END OF
         DESCRIPTION                          OF YEAR          EXPENSES        ACCOUNTS         DEDUCTIONS          YEAR
      -------------------                  -------------    -------------    -------------    -------------     -------------
Allowance for doubtful accounts
  (casino receivables):

  Year ended December 31, 1997........    $         379    $         448    $          --    $         633     $         194
                                          =============    =============    =============    =============     =============
  Year ended December 31, 1998........    $         194    $       1,499    $          --    $       1,099     $         594
                                          =============    =============    =============    =============     =============
  Year ended December 31, 1999........    $         594    $       1,281    $          --    $       1,033     $         842
                                          =============    =============    =============    =============     =============