Form 10-Q
period 2000-03-31
COAST RESORTS INC
filed 2000-05-15
CIK 1001865

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  -----------

                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---                               ACT OF 1934
                 For the Quarterly Period Ended March 31, 2000

                                       OR


   _____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
            For the Transition Period from ____________ to _________________

                        Commission file number 333-4356
                              COAST RESORTS, INC.
            (Exact name of registrant as specified in its charter)
          Nevada                                                           88-0345706
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No_____
                                                -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Shares of Common Stock outstanding as of May 11, 2000:  1,478,978
================================================================================

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.



                       COAST RESORTS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)


                                                                              March 31,
                                                                                2000                     December 31,
                                                                             (unaudited)                   1999
                                                                          -----------------      ----------------------
                                    ASSETS

CURRENT ASSETS:
 Cash and cash equivalents......................................          $          39,875           $          38,629
 Accounts receivable, net.......................................                      4,736                       4,212
 Other current assets...........................................                     17,123                      16,922
                                                                          -----------------           -----------------
 TOTAL CURRENT ASSETS...........................................                     61,734                      59,763
PROPERTY AND EQUIPMENT, net.....................................                    367,938                     337,704
OTHER ASSETS....................................................                      9,515                       8,652
                                                                          -----------------           -----------------
                                                                          $         439,187           $         406,119
                                                                          =================           =================
                                LIABILITIES AND
                             STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable...............................................          $           9,446           $          11,738
 Accrued liabilities............................................                     37,800                      32,781
 Income taxes payable...........................................                      5,256                          --
 Construction accounts payable..................................                     12,669                       8,304
 Current portion of long-term debt..............................                      2,415                       2,473
                                                                          -----------------           -----------------
 TOTAL CURRENT LIABILITIES......................................                     67,586                      55,296
LONG-TERM DEBT, less current portion............................                    243,554                     234,766
DEFERRED INCOME TAXES...........................................                      4,674                       4,222
DEFERRED RENT...................................................                     17,632                      16,732
                                                                          -----------------           -----------------
 TOTAL LIABILITIES..............................................                    333,446                     311,016
                                                                          -----------------           -----------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 500,000 shares authorized,
   none issued and outstanding..................................                         --                          --
 Common stock, $.01 par value, 2,000,000 shares authorized,
   1,478,978 shares issued and outstanding......................                         15                          15
 Treasury stock.................................................                     (1,538)                     (1,538)
 Additional paid-in capital.....................................                     95,398                      95,398
 Retained earnings..............................................                     11,866                       1,228
                                                                          -----------------           -----------------
 TOTAL STOCKHOLDERS' EQUITY.....................................                    105,741                      95,103
                                                                          -----------------           -----------------
                                                                          $         439,187           $         406,119
                                                                          =================           =================

The accompanying notes are an integral part of these consolidated financial statements.

                       COAST RESORTS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2000 and 1999
                   (dollars in thousands, except share data)
                                  (unaudited)

                                                                               Three Months Ended
                                                                                   March 31,
                                                             --------------------------------------------------
                                                                         2000                      1999
                                                             ----------------------      ----------------------
OPERATING REVENUES:
 Casino.................................................          $          74,024           $          66,057
 Food and beverage......................................                     19,704                      17,775
 Hotel..................................................                      8,314                       7,877
 Other..................................................                      6,921                       7,046
                                                             ----------------------      ----------------------
   GROSS OPERATING REVENUES.............................                    108,963                      98,755
 Less:  promotional allowances..........................                     (9,364)                     (8,689)
                                                             ----------------------      ----------------------
   NET OPERATING REVENUES...............................                     99,599                      90,066
                                                             ----------------------      ----------------------

OPERATING EXPENSES:
 Casino.................................................                     33,895                      32,046
 Food and beverage......................................                     13,346                      11,776
 Hotel..................................................                      3,165                       3,041
 Other..................................................                      5,592                       5,969
 General and administrative.............................                     16,288                      15,425
 Pre-opening expenses...................................                        268                          --
 Deferred rent..........................................                        520                         964
 Depreciation and amortization..........................                      5,774                       5,210
                                                             ----------------------      ----------------------
   TOTAL OPERATING EXPENSES.............................                     78,848                      74,431
                                                             ----------------------      ----------------------

OPERATING INCOME........................................                     20,751                      15,635
                                                             ----------------------      ----------------------

OTHER INCOME (EXPENSES)
 Interest expense, net..................................                     (5,475)                     (6,299)
 Interest capitalized...................................                        970                          --
                                                             ----------------------      ----------------------
TOTAL OTHER INCOME (EXPENSES)...........................                     (4,505)                     (6,299)
                                                             ----------------------      ----------------------

INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEM......................................                     16,246                       9,336
Income tax provision....................................                      5,608                       3,013
                                                             ----------------------      ----------------------
INCOME BEFORE EXTRAORDINARY ITEM........................                     10,638                       6,323
                                                             ----------------------      ----------------------

Extraordinary item - loss on early retirement of debt,
 net of applicable income tax benefit ($14,543).........                         --                     (27,007)
                                                             ----------------------      ----------------------
NET INCOME (LOSS).......................................          $          10,638           $         (20,684)
                                                             ======================      ======================

Basic and diluted income (loss) per share of common
  stock before extraordinary item.......................          $            7.19           $            4.25
                                                             ======================      ======================

Basic and diluted net income (loss) per share of
  common stock..........................................          $            7.19           $          (13.89)
                                                             ======================      ======================

Weighted average shares outstanding.....................                  1,478,978                   1,489,353
                                                             ======================      ======================

   The accompanying notes are an integral part of these consolidated financial statements.

                       COAST RESORTS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2000 and 1999
                             (dollars in thousands)
                                  (unaudited)

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                -------------------------------------------
                                                                                     2000                      1999
                                                                                ----------------           ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)....................................................          $         10,638           $        (20,684)
                                                                                ----------------           ----------------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
   NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization......................................                     5,774                      5,210
   Deferred income taxes..............................................                       355                     (8,065)
   Deferred rent......................................................                       900                        964
   Loss on early retirement of debt...................................                        --                     41,550
   Other non-cash expenses............................................                        --                        124
   Changes in assets and liabilities:
     Net increase in accounts receivable and other assets.............                    (1,899)                    (5,540)
     Net increase (decrease) in accounts payable and accrued
        liabilities...................................................                     7,983                     (2,737)
                                                                                ----------------           ----------------
 TOTAL ADJUSTMENTS....................................................                    13,113                     31,506
                                                                                ----------------           ----------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES............................                    23,751                     10,822
                                                                                ----------------           ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures, net of amounts in accounts payable.............                   (31,235)                    (6,532)
                                                                                ----------------           ----------------
 NET CASH USED IN INVESTING ACTIVITIES................................                   (31,235)                    (6,532)
                                                                                ----------------          -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt, net of issuance costs......                        --                    168,521
 Early retirement of debt.............................................                        --                   (223,017)
 Principal payments on long-term debt.................................                      (270)                    (2,192)
 Proceeds from borrowings under bank line of credit...................                     9,000                     47,000
 Repurchase of common stock...........................................                        --                       (500)
 NET CASH PROVIDED BY (USED IN) FINANCING                                       ----------------           ----------------
   ACTIVITIES.........................................................                     8,730                    (10,188)
                                                                                ----------------           ----------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS..........................................................                     1,246                     (5,898)
CASH AND CASH EQUIVALENTS, at beginning of period.....................                    38,629                     41,598
                                                                                ----------------           ----------------
CASH AND CASH EQUIVALENTS, at end of period...........................          $         39,875           $         35,700
                                                                                ================           ================

The accompanying notes are an integral part of these consolidated financial statements.

                       COAST RESORTS, INC. AND SUBSIDIARY
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Year Ended December 31, 1999 and
                   For the Three Months Ended March 31, 2000
                             (dollars in thousands)


                                         Common Stock
                                 -----------------------------         Additional        Retained         Treasury
                                         Shares         Amount        Paid-In Capital    Earnings           Stock            Total
                                 ----------------     ----------    ------------------  ----------      ---------------   ---------
Balances at December 31, 1998....       1,494,353       $   15      $     95,398      $    7,013       $       --       $   102,426
   Repurchase of common stock....         (15,375)          --                --              --           (1,538)           (1,538)
   Net loss......................              --           --                --          (5,785)              --            (5,785)
                                 ------------------     ------      ------------      --------------   -----------      -----------
Balances at December 31, 1999....       1,478,978           15            95,398           1,228           (1,538)           95,103
     Net income..................              --           --                --          10,638               --            10,638
                                 ------------------     ------      ------------      --------------   -----------      -----------
Balances at March 31, 2000
     (unaudited).................       1,478,978      $    15      $     95,398      $   11,866       $   (1,538)      $   105,741
                                 ================      =======      ============      =============    ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       COAST RESORTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND INFORMATION AND BASIS OF PRESENTATION

Background Information

   Coast Resorts, Inc. ("Coast Resorts" or the "Company") is a Nevada corporation and serves as a holding company for Coast Hotels and Casinos, Inc. ("Coast Hotels"), which is also a Nevada corporation. Through Coast Hotels, the Company owns and operates three Las Vegas hotel-casinos and is developing a fourth.

 . The Orleans Hotel and Casino, opened in December 1996, is located approximately one and one-half miles west of the Las Vegas Strip on Tropicana Avenue.

 . The Gold Coast Hotel and Casino, opened in December 1986, is located approximately one mile west of the Las Vegas Strip on Flamingo Road.

 .  The Barbary Coast Hotel and Casino, opened in March 1979, is located on the
   Las Vegas Strip.

 .  On July 1, 1999, we began construction of the Suncoast Hotel and Casino near
   Summerlin in the west end of the Las Vegas valley. The Suncoast, with a construction budget of $185 million, is expected to open in September 2000.

Basis of Presentation

   The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In addition, certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results for the interim period have been included. The interim results reflected in the unaudited consolidated financial statements are not necessarily indicative of expected results for the full year.

                       COAST RESORTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LONG-TERM DEBT

   Long-term debt consists of the following as of March 31, 2000 and December 31, 1999:


                                                                                    March 31,
                                                                                2000 (unaudited)         December 31, 1999
                                                                              --------------------     --------------------
                                                                                             (in thousands)

9.5% senior subordinated notes due April 2009.........................          $       175,000          $       175,000

$200.0 million reducing revolving credit facility due April 2004, collateralized by substantially all of the assets of Coast Hotels
   and Casinos, Inc...................................................                   64,000                   55,000

13% first mortgage notes due December 2000, with interest
   payable semiannually on June 15 and December 15....................                    1,960                    1,960

8.6% note due August 11, 2007, payable in monthly installments of
   $26,667 principal plus interest on remaining principal balance,
   collateralized by 1980 Hawker aircraft.............................                    2,373                    2,453

7.5% notes, payable in monthly installments of interest only, with all principal and any unpaid interest due December 31, 2001. The notes are uncollateralized and are payable to the former partners of
   Barbary Coast and Gold Coast.......................................                    1,975                    1,975


Other notes payable...................................................                      661                      851
                                                                                ---------------          ---------------
                                                                                        245,969                  237,239
Less: current portion.................................................                    2,415                    2,473
                                                                                ---------------          ---------------
                                                                                $       243,554          $       234,766
                                                                                ===============          ===============

                       COAST RESORTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LONG-TERM DEBT (Continued)

   In March 1999, Coast Hotels issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1, beginning October 1, 1999, and entered into a $75.0 million senior secured revolving credit facility due 2004 to facilitate a refinancing. Availability under the credit facility was increased to $200.0 million in September 1999. Borrowings under the credit facility bear interest, at our option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). As of March 31, 2000 the interest rate was 7.86%. Coast Hotels incurs a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. This variable fee is currently at the maximum rate of 0.5% per annum times the average unused portion of the facility.

   With the proceeds from the senior subordinated notes and borrowings under the credit facility, Coast Hotels repurchased substantially all of the $175.0 million principal amount outstanding of its 13% first mortgage notes and all $16.8 million principal amount outstanding of its 10-7/8% first mortgage notes and amended the indenture under which the 13% first mortgage notes were issued to eliminate substantially all of its restrictive covenants. Approximately $2.0 million in principal amount of the 13% first mortgage notes remains outstanding and is governed by the terms of the amended indenture. We are required by the indenture for the 9.5% senior subordinated notes to redeem the 13% first mortgage notes that remain outstanding no later than December 15, 2000 at a redemption price of 106.5% of the principal amount, plus any accrued and unpaid interest. Interest on the remaining $2.0 million of the first mortgage notes is payable semiannually on June 1 and December 1. In connection with the repurchase of the 13% notes and the 10-7/8% notes, Coast Hotels incurred repurchase premiums of $31.0 million and $2.1 million, respectively. The repurchase premiums and the write-offs of unamortized debt issuance costs and original issue discount resulted in an extraordinary loss of $27.0 million in the three months ended March 31, 1999, net of applicable income tax benefit of $14.5 million.

   The availability under the $200.0 million credit facility will be reduced quarterly beginning in the fiscal quarter ending September 30, 2001. The initial advance of $47.0 million under the credit facility was used in connection with the repurchase of the 13% first mortgage notes and the 10-7/8% first mortgage notes. Subsequent advances under the credit facility may be used for working capital, general corporate purposes, construction of the Suncoast and certain improvements to our existing properties. As of March 31, 2000, Coast Hotels had $64.0 million outstanding under the credit facility.

   The $200.0 million senior secured revolving credit facility agreement contains covenants that, among other things, limit our ability to pay dividends, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets. Additionally, the loan agreement requires that we maintain certain financial ratios with respect to leverage and fixed charge coverage. We are also subject to certain covenants associated with the indenture governing the $175.0 million principal amount of senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. We believe that, at March 31, 2000, we were in compliance with all covenants and required ratios.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   The following table sets forth, for the periods indicated, certain financial information regarding our results of operations:


                                                                      Three Months Ended
                                                                          March 31,
                                                       ---------------------------------------------
                                                                  2000                      1999
                                                       --------------------     --------------------
                                                                        (in thousands)
                                                                         (unaudited)
Hotel-casino operations:
 Net operating revenues...........................          $        99,599          $        90,066
 Operating expenses...............................                   77,060                   71,774
                                                       --------------------     --------------------
Operating income from hotel-casino operations.....                   22,539                   18,292
Corporate expenses (1)............................                    1,788                    2,657
                                                       --------------------     --------------------
Total operating income............................          $        20,751          $        15,635
                                                       ====================     ====================
EBITDA, hotel-casino operations (2)...............          $        28,400          $        23,739
                                                       ====================     ====================
EBITDA, total (including corporate) (2)...........          $        27,313          $        21,809
                                                       ====================     ====================

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operation (Continued)

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

   Net revenues in the quarter ended March 31, 2000 were $99.6 million compared to $90.1 million in the same quarter in 1999, an increase of 10.6%. Revenues were higher at all three of our hotel-casino properties. First quarter operating income was $20.8 million compared to 1999 first quarter operating income of $15.6 million, an increase of 32.8%. Operating margins (operating income as a percentage of revenues) improved at all three of our hotel-casino properties. Net income improved to $10.6 million in the first quarter of 2000, compared to a net loss of $20.7 million in the first quarter of 1999 that resulted from a one-time charge of $27.0 million (net of income tax benefit) related to the early retirement of debt in a refinancing. 1999 first quarter net income before the extraordinary item and related tax benefit was $6.3 million.

   Casino. Casino revenues in the quarter ended March 31, 2000 were $74.0 million compared to $66.1 million in 1999, an increase of 12.1%. The increase was primarily due to the continued improvement in slot revenues at the Orleans, up 20.3% over the first quarter in 1999 as a result of increased customer volume. Casino revenues also improved at the Gold Coast, up 7.7% due primarily to improved table games wagering volume and win percentage. Casino revenues at the Barbary Coast improved 8.5%, due primarily to improved slot machine revenues.

   Casino expenses in the quarter ended March 31, 2000 increased by 5.8% over the same quarter in 1999, related to the increased casino revenues. The casino operating margin improved in the first quarter of 2000 to 54.2% compared to 51.5% in the first quarter of 1999.

   Food and Beverage. Food and beverage revenues were $19.7 million in the first quarter of 2000 compared to $17.8 million in 1999, an increase of 10.9%. The increase was primarily due to increased customer volume and higher prices at the Orleans' new larger buffet that opened in May 1999.

   Food and beverage expenses were $13.3 million in the first quarter of 2000 compared to $11.8 million in the first quarter of 1999, an increase of 13.3% primarily due to increased staffing and higher food costs in the Orleans' new buffet.

   Hotel. Hotel room revenues were $8.3 million in the three months ended March 31, 2000, an increase of 5.5% over 1999 revenues of $7.9 million, despite a decrease in room occupancy percentages that we believe is attributable to increased competition from three new hotel casinos opened in 1999 on the Las Vegas Strip. An increase in average daily room rates from $53 in 1999 to $60 in the first quarter of 2000 contributed to the increased revenues. Hotel operating margins improved slightly to 61.9% from 61.4% in the first quarter of 1999.

   Other. Other revenues were down 1.8% in the first quarter of 2000, primarily due to lower showroom revenues at the Orleans as a result of our decision to book fewer entertainment nights. Other expenses declined 6.3%, primarily due to a decline in entertainers' fees at the Orleans.

   General and Administrative. General and administrative expenses increased 5.6% to $16.3 million in the first quarter of 2000 compared to $15.4 million in 1999. The increase was due, in part, to July 1999 wage increases at our three hotel-casinos. Additionally, an expansion completed in May 1999 at the Orleans resulted in higher utility costs and increased staffing in several ancillary departments. General and administrative expenses include cash rent expense of $675,000 and $1.1 million for 2000 and 1999, respectively. Cash rent was lower in the first quarter of 2000 as a result of the capitalizing of rent on the Suncoast land since July 1999, when construction of that project commenced.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

   Deferred Rent. Deferred rent decreased from $964,000 in 1999 to $520,000 in 2000 as a result of the capitalizing of rent on the Suncoast land during construction.

   Depreciation and Amortization. Depreciation and amortization expense was $5.8 million in the first quarter of 2000 compared to $5.2 million in 1999. The increase was due primarily to the addition of new equipment at each of our hotel-casino properties.

Liquidity and Capital Resources

   Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $23.8 million in the three months ended March 31, 2000 compared to $10.8 million in 1999. The increase was due primarily to increased operating income and increases in accrued liabilities.

   Cash used in investing activities in the three months ended March 31, 2000 was $31.2 million and was primarily for capital expenditures, including $28.6 million for the ongoing construction of the Suncoast. Our anticipated capital expenditures for 2000 are $162.8 million, including $149.9 million for construction of the Suncoast, $9.7 million for maintenance capital expenditures at our three existing hotel-casinos and $3.2 million for various projects, including new restaurants at the Orleans and a bowling center remodeling at the Gold Coast.

   Cash provided by financing activities was $8.7 million in the first quarter of 2000, primarily from borrowings under Coast Hotels' $200.0 million line of credit. In the first quarter of 1999, cash used in financing activities was $10.2 million, due primarily to a refinancing of our debt. In March 1999, Coast Hotels issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured revolving credit facility due 2004 to facilitate a refinancing. Availability under the credit facility was increased to $200.0 million in September 1999. Borrowings under the credit facility bear interest, at our option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). As of March 31, 2000, the interest rate was 7.86%. Coast Hotels incurs a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. This variable fee is currently at the maximum rate of 0.5% per annum times the average unused portion of the facility.

   With the proceeds from the senior subordinated notes and borrowings under the credit facility, Coast Hotels repurchased substantially all of the $175.0 million principal amount outstanding of its 13% first mortgage notes and all $16.8 million principal amount of its 10-7/8% first mortgage notes and amended the indenture under which the 13% first mortgage notes were issued to eliminate substantially all of its restrictive covenants. Approximately $2.0 million in principal amount of the 13% first mortgage notes remains outstanding and is governed by the terms of the amended indenture. Coast Hotels is required by the terms of the indenture for the 9.5% senior subordinated notes to redeem the 13% first mortgage notes that remain outstanding no later than December 15, 2000 at a redemption price of 106.5% of the principal amount, plus any accrued and unpaid interest. In connection with the repurchase of the 13% notes and the 10-7/8% notes, Coast Hotels incurred repurchase premiums of $31.0 million and $2.1 million, respectively. The repurchase premiums and the write-offs of unamortized debt issuance costs and original issue discount resulted in an extraordinary loss of $27.0 million, net of applicable income tax benefit of $14.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

   The availability under the $200.0 million credit facility will be reduced in quarterly amounts beginning in the fiscal quarter ending September 30, 2001. The initial advance of $47.0 million under the credit facility was used in connection with the repurchase of the 13% first mortgage notes and the 10-7/8% first mortgage notes. Subsequent advances under the credit facility may be used for working capital, general corporate purposes, construction of the Suncoast, and certain improvements to our existing properties. As of March 31, 2000, Coast Hotels had $64.0 million outstanding under the $200.0 million credit facility.

   We believe that existing cash balances, operating cash flow and available borrowings under the $200.0 million credit facility will provide sufficient resources to meet our debt and lease payment obligations, foreseeable capital expenditure requirements at our existing properties and construction, development and opening costs of the Suncoast.

Forward Looking Statements

   Certain statements in this section and elsewhere in this Quarterly Report on Form 10Q (as well as information included in oral statements or other statements made or to be made by us) constitute "forward-looking statements". Such forward-looking statements include the discussions of our business strategies and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions of this 10-Q, the words: "anticipates", "believes", "estimates", "seeks", "expects", "plans", "intends" and similar expressions, as they relate to Coast Resorts or our management, are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Coast Resorts to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with entering into a new venture and new construction, competition and other planned construction in Las Vegas, government regulation related to the casino industry (including the regulation of gaming in certain jurisdictions, such as Native American reservations in the State of California), leverage and debt service (including sensitivity to fluctuations in interest rates), occupancy rates and average daily room rates in Las Vegas, the completion of infrastructure projects in Las Vegas and general economic and business conditions which may impact levels of disposable income of consumers and pricing of hotel rooms.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

   Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. To date, we have not invested in derivative- or foreign currency-based financial instruments. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our revolving bank credit facility.

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

         None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2000                 COAST RESORTS, INC., a Nevada corporation


                                By: /s/ Gage Parrish
                                    -----------------------------
                                    Gage Parrish
                                    Vice President and Chief Financial Officer