Form 10-Q
period 2000-09-30
COAST RESORTS INC
filed 2000-11-14
CIK 1001865

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

 (Mark One)
      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---
                              EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                        APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Shares of Common Stock outstanding as of November 14, 2000:  1,463,178
--------------------------------------------------------------------------------

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                       COAST RESORTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                September 30,  December 31,
                                                     2000          1999
                                                  ---------     ---------
                                                 (unaudited)
                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents..................... $  60,217     $  38,629
   Accounts receivable, net......................     5,183         4,212
   Other current assets..........................    19,546        16,922
                                                  ---------     ---------
   TOTAL CURRENT ASSETS..........................    84,946        59,763
PROPERTY AND EQUIPMENT, net......................   478,797       337,704
OTHER ASSETS.....................................     9,487         8,652
                                                  ---------     ---------
                                                  $ 573,230     $ 406,119
                                                  =========     =========
                  LIABILITIES AND
               STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable.............................. $  12,756     $  11,738
   Accrued liabilities...........................    40,100        32,781
   Construction accounts payable.................    39,771         8,304
   Current portion of long-term debt.............     2,416         2,473
                                                  ---------     ---------
   TOTAL CURRENT LIABILITIES.....................    95,043        55,296
LONG-TERM DEBT, less current portion.............   339,892       234,766
DEFERRED INCOME TAXES............................     4,569         4,222
DEFERRED RENT....................................    19,431        16,732
                                                  ---------     ---------
   TOTAL LIABILITIES.............................   458,935       311,016
                                                  ---------     ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 500,000
    shares authorized, none issued and
    outstanding..................................        --            --
   Common stock, $.01 par value, 2,000,000
    shares authorized, 1,463,178 (2000) and
    1,478,978 (1999) shares issued and
    outstanding..................................        15            15
   Treasury stock................................    (3,118)       (1,538)
   Additional paid-in capital....................    95,398        95,398
   Retained earnings ............................    22,000         1,228
                                                  ---------     ---------
   TOTAL STOCKHOLDERS' EQUITY....................   114,295        95,103
                                                  ---------     ---------
                                                  $ 573,230     $ 406,119
                                                  =========     =========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                       COAST RESORTS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 2000 and 1999
                    (dollars in thousands, except share data)
                                   (unaudited)

                                   Three Months Ended       Nine Months Ended
                                     September 30,            September 30,
                                  ---------------------   ---------------------
                                    2000        1999         2000         1999
                                  ---------   ---------   ---------   ---------
OPERATING REVENUES:
   Casino........................ $  72,965   $  64,813   $ 215,731   $ 195,435
   Food and beverage.............    20,258      17,767      59,065      53,353
   Hotel.........................     8,054       7,157      24,561      22,489
   Other.........................     7,520       7,246      21,646      21,441
                                  ---------   ---------   ---------   ---------
     GROSS OPERATING REVENUES....   108,797      96,983     321,003     292,718
   Less:  promotional allowances.    (9,240)     (8,603)    (27,333)    (25,713)
                                  ---------   ---------   ---------   ---------
     NET OPERATING REVENUES......    99,557      88,380     293,670     267,005
                                  ---------   ---------   ---------   ---------

OPERATING EXPENSES:
   Casino........................    35,845      33,097     103,207      97,195
   Food and beverage.............    15,076      12,929      42,386      37,359
   Hotel.........................     3,569       3,441       9,932       9,696
   Other.........................     6,064       6,405      17,569      18,352
   General and administrative....    17,745      16,549      49,992      47,570
   Pre-opening expenses .........     4,656          78       5,798          78
   Deferred rent.................       600         519       1,639       2,398
   Depreciation and amortization.     5,637       5,528      17,151      16,056
                                  ---------   ---------   ---------   ---------
     TOTAL OPERATING EXPENSES....    89,192      78,546     247,674     228,704
                                  ---------   ---------   ---------   ---------

OPERATING INCOME.................    10,365       9,834      45,996      38,301
                                  ---------   ---------   ---------   ---------

OTHER INCOME (EXPENSES)
   Interest expense, net.........    (7,654)     (5,097)    (19,065)    (16,583)
   Interest capitalized .........     2,139         160       4,973         160
   Loss on disposal of assets ...       (14)        (23)         (5)         (9)
                                  ---------   ---------   ---------   ---------
TOTAL OTHER INCOME (EXPENSES)....    (5,529)     (4,960)    (14,097)    (16,432)
                                  ---------   ---------   ---------   ---------

INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEM ..............     4,836       4,874      31,899      21,869
                                  ---------   ---------   ---------   ---------
Income tax provision ............     1,701       1,396      11,127       7,362
                                  ---------   ---------   ---------   ---------
INCOME BEFORE EXTRAORDINARY ITEM      3,135       3,478      20,772      14,507
                                  ---------   ---------   ---------   ---------
Extraordinary item - loss on
 early retirement of debt, net
 of applicable income tax benefit
 ($14,543)......................         --          --          --     (27,007)
                                  ---------   ---------   ---------   ---------
NET INCOME (LOSS)...............  $   3,135   $   3,478   $  20,772   $ (12,500)
                                  =========   =========   =========   =========
PER SHARE INFORMATION:
Basic and diluted income before
 extraordinary item.............. $    2.14   $    2.35   $   14.10   $    9.76
                                  =========   =========   =========   =========
Basic and diluted net income
(loss) .......................... $    2.14   $    2.35   $   14.10   $   (8.41)
                                  =========   =========   =========   =========
Weighted average shares
outstanding...................... 1,463,178   1,481,572   1,473,711   1,487,452
                                  =========   =========   =========   =========


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                       COAST RESORTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2000 and 1999
                             (dollars in thousands)
                                   (unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                          ---------------------
                                                             2000        1999
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)..................................... $  20,772   $ (12,500)
                                                          ---------   ---------
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization.......................    17,151      16,056
     Amortization of debt offering costs.................       790          --
     Deferred income taxes...............................       (32)     (3,578)
     Deferred rent.......................................     2,699       2,635
     Loss on early retirement of debt....................        --      41,550
     Other non-cash expenses.............................       143         319
     Changes in assets and liabilities:
      Net increase in accounts receivable and other
       assets............................................    (5,277)     (6,856)
      Net increase in accounts payable and accrued
       liabilities.......................................     8,337      12,431
                                                          ---------   ---------
   TOTAL ADJUSTMENTS.....................................    23,811      62,557
                                                          ---------   ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES.............    44,583      50,057
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net of amounts in construction
    accounts payable.....................................  (126,585)    (28,842)
   Proceeds from disposal of assets......................       101          27
                                                          ---------   ---------
   NET CASH USED IN INVESTING ACTIVITIES.................  (126,484)    (28,815)
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt, net of
    issuance costs.......................................        --     167,808
   Early retirement of debt..............................        --    (223,017)
   Principal payments on long-term debt..................      (431)    (15,468)
   Proceeds from borrowings under bank line of credit....   108,600      63,010
   Repayments of borrowings under bank line of credit....    (3,100)    (14,000)
   Repurchase of common stock............................    (1,580)     (1,538)
                                                          ---------   ---------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...   103,489     (23,205)
                                                          ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....    21,588      (1,963)
CASH AND CASH EQUIVALENTS, at beginning of period........    38,629      41,598
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS, at end of period.............. $  60,217   $  39,635
                                                          =========   =========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                       COAST RESORTS, INC. AND SUBSIDIARY
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Year Ended December 31, 1999 and
                  For the Nine Months Ended September 30, 2000
                             (dollars in thousands)

                          Common Stock   Additional
                        ----------------  Paid-In   Retained  Treasury
                          Shares  Amount  Capital   Earnings   Stock    Total
                        --------- ------  --------  --------  -------  --------
Balances at
 December 31, 1998..... 1,494,353   $ 15  $ 95,398  $  7,013  $    --  $102,426
 Repurchase of common
  stock................   (15,375)    --        --        --   (1,538)   (1,538)
 Net loss..............       --      --        --    (5,785)      --    (5,785)
                        --------- ------  --------  --------  -------  --------
Balances at
 December 31, 1999..... 1,478,978     15    95,398     1,228   (1,538)   95,103
  Repurchase of common
   stock...............   (15,800)    --        --        --   (1,580)   (1,580)
  Net income...........        --     --        --    20,772       --    20,772
                        --------- ------  --------  --------  -------  --------
Balances at
 September 30, 2000
 (unaudited)..........  1,463,178   $ 15  $ 95,398  $ 22,000  $(3,118) $114,295
                        ========= ======  ========  ========  =======  ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       COAST RESORTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND INFORMATION AND BASIS OF PRESENTATION

Background Information

    Coast Resorts, Inc. ("Coast Resorts" or the "Company") is a Nevada corporation and serves as a holding company for Coast Hotels and Casinos, Inc. ("Coast Hotels"), which is also a Nevada corporation. Through Coast Hotels, the Company owns and operates four Las Vegas hotel-casinos.

o The Suncoast Hotel and Casino, which opened on September 12, 2000, is located near Summerlin in the west end of the Las Vegas valley.

o The Orleans Hotel and Casino, which opened in December 1996, is located approximately one and one-half miles west of the Las Vegas Strip on Tropicana Avenue.

o The Gold Coast Hotel and Casino, which opened in December 1986, is located approximately one mile west of the Las Vegas Strip on Flamingo Road.

o The Barbary Coast Hotel and Casino, which opened in March 1979, is located on the Las Vegas Strip.

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

                       COAST RESORTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LONG-TERM DEBT

    Long-term debt consists of the following as of September 30, 2000 and December 31, 1999:

                                                     September 30,  December 31,
                                                         2000         1999
                                                     ------------   ------------
                                                     (unaudited)
                                                            (in thousands)

9.5% senior subordinated notes due April 2009.......  $ 175,000      $ 175,000

$200.0 million reducing revolving credit facility
 due April 2004, collateralized by substantially all
 of the assets of Coast Hotels and Casinos, Inc.....    160,500         55,000

13% first mortgage notes due December 2000, with
 interest payable semiannually on June 15 and
 December 15........................................      1,960          1,960

8.6% note due August 11, 2007, payable in monthly
 installments of $26,667 principal plus interest
 on remaining principal balance, collateralized
 by 1980 Hawker aircraft............................      2,213          2,453

7.5% notes, payable in monthly installments of
 interest only, with all principal and any unpaid
 interest due December 31, 2001. The notes are
 uncollateralized and are payable to former
 partners of Barbary Coast and Gold Coast...........      1,975          1,975

Other notes payable.................................        660            851
                                                      ---------      ---------
                                                        342,308        237,239
Less: current portion...............................      2,416          2,473
                                                      ---------      ---------
                                                      $ 339,892      $ 234,766
                                                      =========      =========

    In March 1999, Coast Hotels issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1, beginning October 1, 1999, and entered into a $75.0 million senior secured revolving credit facility due 2004 to facilitate a refinancing. Availability under the credit facility was increased to $200.0 million in September 1999. Borrowings under the credit facility bear interest, at our option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). As of September 30, 2000 the interest rate was 8.62%. Coast Hotels incurs a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. This variable fee is currently at the maximum rate of 0.5% per annum times the average unused portion of the facility.

    With the proceeds from the senior subordinated notes and borrowings under the credit facility, Coast Hotels repurchased substantially all of the $175.0 million principal amount outstanding of its 13% first mortgage notes and all $16.8 million principal amount outstanding of its 10-7/8% first mortgage notes and amended the indenture under which the 13% first mortgage notes were issued to eliminate substantially all of its restrictive covenants. Approximately $2.0 million in principal amount of the 13% first mortgage notes remains outstanding and is governed by the terms of the amended indenture. We are required by the indenture for the 9.5% senior subordinated notes to redeem the 13% first mortgage notes that remain outstanding no later than December 15, 2000 at a redemption price of 106.5% of the principal amount, plus any accrued and unpaid interest. Interest on the remaining $2.0 million of the first mortgage notes is payable semiannually on June 1 and December 1. In connection with the repurchase of the 13% notes and the 10-7/8% notes, Coast Hotels incurred repurchase premiums of $31.0 million and $2.1 million, respectively. The repurchase premiums and the write-offs of unamortized debt issuance costs and original issue discount resulted in an extraordinary loss of $27.0 million in the nine months ended September 30, 1999, net of applicable income tax benefit of $14.5 million.

    The availability under the $200.0 million credit facility will be reduced quarterly beginning in the fiscal quarter ending September 30, 2001. The initial advance of $47.0 million under the credit facility was used in connection with the repurchase of the 13% first mortgage notes and the 10-7/8% first mortgage notes. Subsequent advances under the credit facility may be used for working capital, general corporate purposes, construction of the Suncoast and certain improvements to our existing properties. As of September 30, 2000, Coast Hotels had $160.5 million outstanding under the credit facility.

    The $200.0 million senior secured revolving credit facility agreement contains covenants that, among other things, limit our ability to pay dividends, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets. Additionally, the loan agreement requires that we maintain certain financial ratios with respect to leverage and fixed charge coverage. We are also subject to certain covenants associated with the indenture governing the $175.0 million principal amount of senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. We believe that, at September 30, 2000, we were in compliance with all covenants and required ratios.

NOTE 3 - TREASURY STOCK

      In May 1999, our board of directors authorized the potential repurchase of up to 50,000 shares of common stock from stockholders at a maximum aggregate repurchase price of $5.0 million. On June 29, 2000 we repurchased 15,800 shares of common stock from shareholders at a purchase price of $1,580,000. As of September 30, 2000, we have repurchased a total of 31,175 shares of common stock from shareholders at a total purchase price of $3.1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    The following table sets forth, for the periods indicated, certain financial information regarding our results of operations:

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                 ---------------------   ---------------------
                                   2000        1999         2000        1999
                                 ---------   ---------   ---------   ---------
                                    (in thousands)           (in thousands)
                                      (unaudited)             (unaudited)

Net operating revenues.......... $  99,557   $  88,380   $ 293,670   $ 267,005
Operating expenses..............    89,192      78,546     247,674     228,704
                                 ---------   ---------   ---------   ---------
Operating income ............... $  10,365   $   9,834   $  45,996   $  38,301
                                 =========   =========  ==========  ==========
Net income (loss)............... $   3,135   $   3,478   $  20,772   $ (12,500)
                                 =========   =========   =========   =========
EBITDA (1)...................... $  21,258   $  15,959   $  70,584   $  56,833
                                 =========   =========   =========   =========

(1) "EBITDA" means earnings before interest, taxes, depreciation, amortization, deferred (non-cash) rent expense, other non-cash expenses and certain non-recurring items, including pre-opening expenses. EBITDA is defined in the Amended and Restated Loan Agreement governing our $200.0 million revolving line of credit, dated September 16, 1999 and in the indenture governing the $175.0 million of senior subordinated notes, dated March 18, 1999. EBITDA is presented as supplemental disclosure because the calculation of EBITDA is necessary to determine our compliance with certain covenants under these financing agreements and because management believes that it is a widely used measure of operating performance in the gaming industry. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flows or a measure of liquidity. All companies do not calculate EBITDA in the same manner. As a result, EBITDA as presented here may not be comparable to a similarly titled measure presented by other companies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999 and Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

    Net revenues in the quarter ended September 30, 2000 were $99.6 million compared to $88.4 million in the same quarter in 1999, an increase of 12.6% primarily due to the opening of our newest hotel-casino, the Suncoast, on September 12, 2000. Operating revenues at our other three properties increased a combined 4.1%, including an increase of 3.1% in casino revenues. Despite the increase in net operating revenues, third quarter operating income increased only 5.4% due to Suncoast pre-opening expenses that totaled $4.7 million. Operating income was $10.4 million in the quarter compared to $9.8 million in the third quarter of 1999. Net income was $3.1 million in the quarter, compared to $3.5 million in 1999.

    In the nine months ended September 30, 2000, net revenues were $293.7 million compared to $267.0 million in the first nine months of 1999, an increase of 10.0%, primarily due to improved casino revenues at the Orleans, the Gold Coast and the Barbary Coast as well as the opening of the Suncoast in September. Operating income was $46.0 million in the nine-month period ended September 30, 2000 compared to $38.3 million in the first nine months of 1999. Operating income improved at the Orleans, the Gold Coast and the Barbary Coast, but was partially offset by pre-opening expenses of $5.8 million related to the Suncoast. Net income was $20.8 million in the first nine months of 2000 compared to a net loss of $12.5 million in the first nine months of 1999. The loss in 1999 was primarily due to a one-time charge of $27.0 million, net of income tax benefit, as a result of the early retirement of debt in March 1999. Net income before the extraordinary charge was $14.5 million in the first nine months of 1999.

    Casino. Casino revenues in the quarter ended September 30, 2000 were $73.0 million compared to $64.8 million in 1999, an increase of 12.6% due, in part, to the opening of the Suncoast in September 2000. Additionally, increased customer wagering volume in the Gold Coast table games and the Orleans slot machines contributed to the growth in casino revenues. In the first nine months of 2000, casino revenues were $215.7 million compared to $195.4 million in the first nine months of 1999, an increase of 10.4% due, in part, to the opening of the Suncoast. Additionally, casino revenues improved at the Orleans, the Gold Coast and the Barbary Coast in the period.

    Casino expenses in the quarter ended September 30, 2000 increased by 8.3%, primarily due to the opening of the Suncoast. The casino operating margin improved in the third quarter of 2000 to 50.9% compared to 48.9% in the third quarter of 1999. Year-to-date, casino expenses increased by 6.2% over the first nine months of 1999 due, in part, to the opening of the Suncoast. Casino expenses increased at the Orleans and the Gold Coast, in line with increases in casino revenues. Casino expenses at the Barbary Coast decreased 4.7%. The casino operating margin improved to 52.2% for the period compared to 50.3% in the prior year.

    Food and Beverage. Food and beverage revenues were $20.3 million in the quarter ended September 30, 2000 compared to $17.8 million in 1999, an increase of 14.0%. The increase was primarily due to increased customer volume at the Orleans and the opening of the Suncoast in September 2000. Year-to-date, food and beverage revenues were $59.1 million compared to $53.4 million in 1999, an increase of 10.7%. The increase was attributable to the opening of the Suncoast and to the opening of two new restaurants in April 2000 at the Orleans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Food and Beverage (continued)

    Food and beverage expenses in the three months ended September 30, 2000 increased by 16.6% over the same period in 1999, primarily due to the opening of the Suncoast in September 2000 and the opening of two new restaurants at the Orleans in April 2000. Year-to-date, food and beverage expenses increased by 13.5%, primarily due to the opening of the Suncoast and the two new restaurants at the Orleans.

    Hotel. Hotel room revenues were $8.1 million in the three months ended September 30, 2000, an increase of 12.5% over 1999 revenues of $7.2 million, despite a slight decrease in room occupancy percentages that we believe is attributable to increased competition from three new hotel-casinos opened in 1999 on the Las Vegas Strip. An increase in average daily room rates from $47 in the third quarter of 1999 to $52 in the third quarter of 2000 contributed to the increased revenues. Hotel operating margins improved from 51.9% in the third quarter of 1999 to 55.7% in 2000 as revenues increased and expenses grew only slightly (3.7%) from the prior year.

    In the first nine months of 2000, hotel revenues were $24.6 million compared to $22.5 million in the same period in 1999, an increase of 9.2%. A slight decline in occupancy percentages at our hotels was offset by an increase in the average daily room rates from $52 in the first nine months of 1999 to $59 in the first nine months of 2000. Hotel operating margins improved to 59.6% in the first nine months of 2000 compared to 56.9% in the first nine months of 1999, due to the increased revenues and only a slight (2.4%) increase in expenses.

    Other. Other revenues increased 3.8% in the quarter, primarily due to the opening of the Suncoast. Other expenses in the quarter decreased 5.3%, primarily due to fewer special events and lower showroom entertainment costs at the Orleans and the Gold Coast. For the first nine months of 2000, other revenues increased 1.0% compared to the prior year. Other expenses decreased 4.3%, primarily due to a decline in entertainers' fees at the Orleans as a result of fewer nights booked in the showroom.

    General and Administrative. General and administrative expenses increased by $1.2 million (7.3%) to $17.7 million in the third quarter primarily due to the opening of the Suncoast in September 2000. In the nine months ended September 30, 2000, general and administrative expenses increased $2.4 million (5.1%) compared to the first nine months of 1999. The increases were due, in part, to July 1999 wage increases as well as the opening of the Suncoast. Additionally, an expansion completed in May 2000 at the Orleans resulted in higher utility costs and increased staffing in several ancillary departments. General and administrative expenses include cash rent expense of $796,000 and $600,000 in the third quarters of 2000 and 1999, respectively. Cash rent included in general and administrative expenses was $2.1 million in the first nine months of 2000 and $2.9 million in the first nine months of 1999. Rent is lower in 2000 because rent on the Suncoast land was capitalized from July 1999, when construction of that project commenced, until September 2000, when the Suncoast opened.

    Pre-opening Costs. Pre-opening costs related to the development of the Suncoast were expensed as incurred. These costs were $4.7 million and $5.8 million in the three months and nine months ended September 30, 2000, respectively. Pre-opening expenses were $78,000 in the third quarter and first nine months of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

    Deferred Rent. Deferred rent in the third quarter of 2000 was $600,000 compared to $519,000 in the third quarter of 1999. Year-to-date, deferred rent was $1.6 million in 2000 compared to $2.4 million in the first nine months of 1999. The decrease in deferred rent is due to the capitalizing of rent on the Suncoast land described above.

    Depreciation and Amortization. Depreciation and amortization expense was $5.6 million in the third quarter of 2000 compared to $5.5 million in 1999. In the nine months ended September 30, 2000, depreciation and amortization expense was $17.2 million compared to $16.1 million in the nine months ended September 30, 1999. The increases were primarily due to the opening of the Suncoast in September 2000 as well as the addition of new equipment at each of our other hotel-casino properties.

Liquidity and Capital Resources

    Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $44.6 million in the nine months ended September 30, 2000 compared to $50.1 million in 1999.

    Cash used in investing activities in the nine months ended September 30, 2000 was $126.5 million and was primarily for capital expenditures, including $118.4 million (net of $31.5 million in construction accounts payable) for the ongoing construction of the Suncoast. Our anticipated capital expenditures for the remainder of 2000 are $4.7 million for maintenance capital expenditures and various projects. Cash used in investing activities in the first nine months of 1999 was $28.8 million, primarily for capital expenditures.

    Cash provided by financing activities was $103.5 million in the first nine months of 2000, primarily from borrowings under our $200.0 million line of credit. Cash provided by financing activities was net of a $1.6 million repurchase of 15,800 shares of common stock from shareholders in June 2000. In the first nine months of 1999, cash used in financing activities was $23.2 million, due primarily to a refinancing of our debt. In March 1999, we issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured revolving credit facility due 2004 to facilitate a refinancing. Availability under the credit facility was increased to $200.0 million in September 1999. Borrowings under the credit facility bear interest, at our option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). As of September 30, 2000, the interest rate was 8.62%. We incur a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. This variable fee is currently at the maximum rate of 0.5% per annum times the average unused portion of the facility.

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

    The availability under the $200.0 million credit facility will be reduced in quarterly amounts beginning in the fiscal quarter ending September 30, 2001. The initial advance of $47.0 million under the credit facility was used in connection with the repurchase of the 13% first mortgage notes and the 10-7/8% first mortgage notes. Subsequent advances under the credit facility may be used for working capital, general corporate purposes, construction of the Suncoast, and certain improvements to our existing properties. As of September 30, 2000, we had $160.5 million outstanding under the $200.0 million credit facility.

    We believe that existing cash balances, operating cash flow and available borrowings under the $200.0 million credit facility will provide sufficient resources to meet our debt and lease payment obligations, foreseeable capital expenditure requirements and the balance of the construction, development and opening costs of the Suncoast.

Forward-Looking Statements

    Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q (as well as information included in oral statements or other statements made or to be made by us) constitute "forward-looking statements". Such forward-looking statements include the discussions of our business strategies and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions of this 10-Q, the words: "anticipates", "believes", "estimates", "seeks", "expects", "plans", "intends" and similar expressions, as they relate to Coast Hotels or our management, are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Coast Hotels to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with entering into a new venture and new construction, competition and other planned construction in Las Vegas, government regulation related to the casino industry (including the regulation of gaming in certain jurisdictions, such as Native American reservations in the State of California), leverage and debt service (including sensitivity to fluctuations in interest rates), occupancy rates and average daily room rates in Las Vegas, the completion of infrastructure projects in Las Vegas and general economic and business conditions which may impact levels of disposable income of consumers and pricing of hotel rooms.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

    Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with the debt under our credit facility. To date, we have not invested in derivative- or foreign currency-based financial instruments. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our revolving bank credit facility.

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


Date:  November 14, 2000               COAST RESORTS, INC., a Nevada corporation


                                       By:   /s/ Gage Parrish..
                                             ------------------
                                             Gage Parrish
                                             Vice President and
                                             Chief Financial Officer