Form 10-K
period 2000-12-31
COAST RESORTS INC
filed 2001-04-02
CIK 1001865

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

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

                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The number of shares of the Registrant's Common Stock outstanding as of March 30, 2001 was 1,463,177.94. The aggregate market value of the Common Stock held by non-affiliates of the Registrant was $54,579,471 as of March 1, 2001.

                               COAST RESORTS, INC.

                                Table of Contents

                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 2000

                                                                            PAGE
                                                                            ----

                                     PART I

Item 1.   Business..........................................................  1

Item 2.   Properties........................................................ 10

Item 3.   Legal Proceedings................................................. 11

Item 4.   Submission of Matters to a Vote of Security Holders............... 11

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters............................................... 12

Item 6.   Selected Historical Financial Data................................ 13

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................... 15

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk........ 21

Item 8.   Financial Statements and Supplementary Data....................... 21

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 21

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant................ 22

Item 11.  Executive Compensation............................................ 25

Item 12.  Security Ownership of Certain Beneficial Owners and Management.... 27

Item 13.  Certain Relationships and Related Transactions.................... 28

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K... 30

                                     PART I

Item 1.   Business

The Company

    Coast Resorts, Inc. (Coast Resorts) is a Nevada corporation. Through our wholly owned subsidiary, Coast Hotels and Casinos, Inc.(Coast Hotels), we own and operate four Las Vegas hotel-casinos:

o The Orleans Hotel and Casino, which opened in December 1996, is located approximately one and one-half miles west of the Las Vegas Strip on Tropicana Avenue.

o The Gold Coast Hotel and Casino, which opened in December 1986, is located approximately one mile west of the Las Vegas Strip on Flamingo Road.

o The Suncoast Hotel and Casino, which opened in September 2000, is located near Summerlin in the west end of the Las Vegas valley, approximately nine miles from the Las Vegas Strip.

o The Barbary Coast Hotel and Casino, which opened in March 1979, is located on the Las Vegas Strip.

    The following chart provides certain information about our properties as of December 31, 2000:

                          Casino    Slots
                   Hotel  Square     and    Gaming
Property           Rooms  Footage   Video   Tables
                                    Poker
                   -----  -------   -----   ------
The Orleans.....    840   105,000   2,450     63
Gold Coast......    712    70,000   1,900     44
Suncoast........    203    78,000   2,077     50
Barbary Coast...    197    30,000     672     36

    Our principal executive office is located at 4500 West Tropicana Road, Las Vegas, Nevada 89103. The telephone number is (702) 365-7000.

Business and Marketing Strategy

    Our business and marketing strategy is to attract gaming customers to our casinos by offering consistently high quality gaming, hotel, entertainment and dining experiences at affordable prices. We emphasize attracting and retaining repeat customers. Our primary target market for The Orleans, the Gold Coast and the Suncoast consists of value-oriented local middle-market customers who gamble frequently. The Barbary Coast's customer base is primarily composed of visitors to the Las Vegas area.

    While a significant portion of our customers are local residents, the same factors that appeal to local residents also appeal to visitors to Las Vegas, including better odds on slot and video poker machines and lower minimum wager limits on our table games than those traditionally found at Strip casinos. In addition to the growing local resident market, Las Vegas is one of the fastest growing entertainment markets in the United States.

    We believe that the most important factors in successfully operating our casinos are convenient locations with easy access, a friendly atmosphere, a value-oriented approach and high quality entertainment and amenities.
Additionally, we offer Las Vegas visitors spacious, well-appointed and competitively priced guest rooms.

o Convenient, Strategic Locations. The Orleans and the Gold Coast are easily accessible and offer ample parking, providing our customers with convenient alternatives to the congestion on the Strip. The Suncoast has a suburban location conveniently located adjacent to the fast-growing Summerlin master-planned community. The Barbary Coast is located on the corner of the Strip and Flamingo Road.

o Friendly Atmosphere. A key element of our strategy is to provide patrons with friendly, personal service that is designed to foster customer loyalty and generate repeat business. Locals appreciate a friendly, casual gaming environment where employees make them feel at home.

o Value. We offer value to our gaming patrons by providing slot and video poker machines with better odds than those traditionally found at Strip casinos. Locals' perception of value is also influenced by such things as slot clubs that reward frequent play. We also offer value in our many restaurants and bars, where patrons are served their favorite beverages and generous portions of quality food at attractive prices.

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

o Tourist Customers. Las Vegas is one of the fastest growing entertainment markets in the United States. The same factors that appeal to local residents also appeal to visitors to Las Vegas, including better odds and lower minimum wager limits than those traditionally found at Strip casinos. Additionally, our casinos are strategically situated to benefit from the growing visitor market, with the Gold Coast and The Orleans each located within two miles of the Strip and the Barbary Coast located at one of the busiest corners on the Strip.

Casino Properties

    The Orleans. The Orleans is strategically located on Tropicana Avenue, a short distance from the Las Vegas Strip and McCarran International Airport. The Orleans provides an upscale, off-Strip experience in an exciting New Orleans French Quarter-themed environment.

    The Orleans features an approximately 105,000 square foot casino, including approximately 2,450 slot machines, 63 table games, a keno lounge, a poker parlor and race and sports books. The Orleans has 840 hotel rooms, 12 ``stadium seating'' first-run movie theaters, a 70-lane bowling center, approximately 40,000 square feet of banquet and meeting facilities, including an approximately 17,000 square foot grand ballroom, four full-service restaurants and a multi-station buffet, specialty themed bars, a swimming pool, a barber shop, a beauty salon, a child care facility, a video arcade and approximately 4,000 parking spaces. The Orleans also includes an 850-seat theater that features headliner entertainment and other special events, allowing us to attract more tourists who would otherwise gamble at Strip casinos.

    In January 2001, we announced a $100 million expansion of The Orleans. The project is expected to be completed in phases through the end of 2002. Featured in the expansion will be a special-events arena, a 620-room hotel tower, a 2,600-car parking garage, six additional movie theaters, two restaurants and an Irish pub. Approximately 40,000 square feet of new gaming area and public space will also be created for future use.

    Gold Coast. The Gold Coast is located on West Flamingo Road approximately one mile west of the Las Vegas Strip and one-quarter mile west of Interstate 15, the major highway linking Las Vegas and Southern California, offering easy access from all four directions in the Las Vegas valley.

    The Gold Coast features an approximately 70,000 square foot casino, including approximately 1,900 slot machines, 44 table games, a keno lounge, a 160-seat race and sports book and a 700-seat bingo parlor. Our eleven-story tower includes 712 hotel rooms and suites, a swimming pool and fitness center. The Gold Coast features three full-service restaurants, a 380-seat buffet restaurant, a fast-food restaurant, a snack bar and an ice cream parlor. Entertainment amenities include a 72-lane bowling center, approximately 10,000 square feet of banquet and meeting facilities, four bars, two entertainment lounges and a showroom/dance hall featuring live musical entertainment. Other amenities include a gift shop, a liquor store, a travel agency, an American Express office, a Western Union office, a beauty salon, a barber shop, a child care facility and over 3,000 parking spaces.

    In the fourth quarter of 2000, we commenced a $20 million expansion and remodel of the Gold Coast. The project will include a new, expanded buffet, a sports bar, an Asian-themed restaurant, 10,000 square feet of additional meeting space, the refurbishing of our standard hotel guest rooms and the redesign of most of the Gold Coast's public areas. We expect to complete the project by the end of 2001.

    Suncoast. The Suncoast serves one of the fastest growing areas of the Las Vegas valley and is located on approximately 50 acres in Peccole Ranch, a master-planned community adjacent to Summerlin. The Suncoast is strategically located at the intersection of Rampart Boulevard and Alta Drive, readily accessible from most major points in Las Vegas, including downtown (approximately eight miles) and the Strip (approximately nine miles).

    The Suncoast is a Mediterranean-themed facility featuring approximately 78,000 square feet of casino space, including approximately 2,077 slot machines, 50 table games, a 150-seat race and sports book and a 600-seat bingo parlor. The Suncoast has 203 spacious hotel rooms and suites, approximately 25,000 square feet of banquet and meeting facilities, 16 ``stadium seating'' movie theaters, five full-service restaurants, a 64-lane bowling center and approximately 6,000 parking spaces. A swimming pool is expected to be completed in the second quarter of 2001. The Suncoast hotel tower was built to accommodate approximately 200 additional hotel rooms, and we commenced construction of those rooms in the first quarter of 2001.

    Barbary Coast. The Barbary Coast is located at the intersection of Flamingo Road and Las Vegas Boulevard, one of the busiest intersections on the Strip, along with Caesars Palace, Bally's Las Vegas and Bellagio. Historically, the Barbary Coast has relied on foot traffic on the Las Vegas Strip for a significant amount of its revenues. As a result, the Barbary Coast's customer base is primarily visitors to the Las Vegas area. In addition to its favorable location on the Strip, the Barbary Coast has also benefited from its more intimate gaming atmosphere, allowing it to develop a loyal base of table games and slot customers.

    The Barbary Coast features an approximately 30,000 square foot casino, including approximately 672 slot machines, 36 table games, a race and sports book and other amenities. Our eight-story tower includes 197 spacious rooms and suites. The Barbary Coast is furnished and decorated in an elegant turn-of-the-century Victorian theme and includes three bars and three restaurants: Michael's gourmet restaurant, Drai's on the Strip (leased to and operated by a third party) and the Victorian Room.

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

Competition

    There is intense competition among companies in the gaming industry. The Orleans, the Gold Coast and the Suncoast compete primarily with Las Vegas hotel-casinos and non-hotel gaming facilities that target local residents. Some of these competitors have recently completed expansions or new projects. In addition, there are currently gaming facilities that have been announced or are under construction in the immediate vicinity of our casinos. A hotel-casino is under construction on a location adjacent to the Gold Coast and is scheduled to open in December 2001. The construction of new properties and the expansion or enhancement of existing properties near our casinos could have a negative impact on our business.

    In contrast to our other casinos, the Barbary Coast competes for customers primarily with the hotel-casinos located on the Strip. The construction of new properties and the expansion or enhancement of existing properties on the Strip by competitors could materially adversely affect the Barbary Coast.

    In addition, each of our properties competes to a lesser extent with all other casinos and hotels in the Las Vegas area. A number of new hotel-casinos or expansions have opened in Las Vegas over the last several years, and several new hotel-casino projects and expansions have been announced or are under construction in Las Vegas. This additional gaming and room capacity may have a negative impact on our business.

    We also compete with other legalized forms of gaming and gaming operations in other parts of the state of Nevada and elsewhere. Certain states have recently legalized, and several other states are currently considering legalizing, casino gaming in designated areas. We also face competition from casinos located on Native American reservations. We believe that the development by Native Americans and other casino properties similar to those in Las Vegas in areas close to Nevada, particularly California and Arizona, could have a material adverse effect on our business and results of operations. In March 2000, California voters passed Proposition 1-A, which exempts California Native American tribes from constitutional prohibitions against casino gaming and allows the California governor to compact with the tribes to conduct limited Las Vegas-style gaming activities. The governor has entered into compacts with nearly 60 tribes that allow the tribes to operate slot and video poker machines, banked card games and lotteries. An increase in gaming in California as a result of the passage of Proposition 1-A could have a material adverse effect on our business and results of operations.

Employees

    At December 31, 2000, we had approximately 6,900 employees. We have not experienced any significant work stoppages and believe our labor relations are good. The Las Vegas job market for qualified employees is very competitive. Approximately 350 employees at the Barbary Coast are covered by a collective bargaining agreement; none of our other employees are covered by a collective bargaining agreement.

Nevada Regulation and Licensing

    The ownership and operation of casino gaming facilities in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"), and (ii) various local regulations. Our gaming operations are subject to the licensing and regulatory control of the Nevada Commission, the Nevada Board and the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"). The Nevada Commission, the Nevada Board and the Clark County Board are collectively referred to as the "Nevada Gaming Authorities".

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

    Through our wholly owned subsidiary, we operate the Gold Coast, the Barbary Coast, The Orleans and the Suncoast, and are licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Coast Resorts is registered with the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of Coast Hotels. Coast Resorts, as a Registered Corporation, and Coast Hotels, as a Corporate Licensee, are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may request. No person may become a stockholder of, or receive any percentage of the profits from, Coast Hotels without first obtaining licenses and approvals from the Nevada Gaming Authorities. Coast Hotels and Coast Resorts have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities at its hotel-casinos.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Coast Hotels or Coast Resorts in order to determine whether such individual is suitable or should be licensed as a business associate of a Corporate Licensee or a Registered Corporation. Officers, directors and certain key employees of Coast Hotels must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of Coast Hotels who are actively and directly involved in gaming activities may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause, which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

    The Nevada Commission may, at its discretion, require the holder of any debt security of a Corporate Licensee or a Registered Corporation to file applications, be investigated and be found suitable to own the debt security. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Corporate Licensee or the Registered Corporation can be sanctioned, including the loss of its licenses, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

    Coast Hotels is required to maintain a current stock ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming
Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Coast Hotels is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada
Commission has the power to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada Act.

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

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Licensed Corporations, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before a Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by a Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

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

    Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability.

    Coast Hotels may pursue development opportunities in other jurisdictions and expects that if it does so it will be subject to similar rigorous regulatory standards in each other jurisdiction in which it seeks to conduct gaming operations. There can be no assurance that regulations adopted, permits required or taxes imposed, by other jurisdictions will permit profitable operations by Coast Hotels in those jurisdictions.

Certain Forward-Looking Statements

    This Form 10-K includes "forward-looking statements" within the meaning of the securities laws. All statements regarding our expected financial position, business strategies and financing plans under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business" and elsewhere in this Form 10-K are forward-looking statements. In addition, in those and other portions of this Form 10-K, the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends" and similar expressions, as they relate to Coast Resorts or its management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, and have based these expectations on our beliefs as well as assumptions we have made, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from such expectations are disclosed in this Form 10-K, including, without limitation, the following factors:

o increased competition, both in Nevada and other states, including increased competition from California Native American gaming;

o dependence on the Las Vegas area and Southern California for a majority of our customers;

o substantial leverage and uncertainty that we will be able to service our debt;

o uncertainties associated with construction projects, including the related disruption of operations and the availability of financing, if necessary; and

o changes in laws or regulations, third party relations and approvals, decisions of courts, regulators and governmental bodies.

    All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. The forward-looking statements included are made only as of the date of this Form 10-K. We do not intend, and undertake no obligation, to update these forward-looking statements.

Item 2.   Properties

    The Orleans occupies a portion of an approximately 80-acre site located on West Tropicana Avenue, approximately one mile south of the Gold Coast. We lease the real property under a ground lease entered into by Coast Hotels and the Tiberti Company, a Nevada general partnership of which J. Tito Tiberti, a director of Coast Hotels, is managing partner. The lease had an effective commencement date of October 1, 1995, an initial term of 50 years, and includes an option, exercisable by us, to extend the initial term for an additional 25 years. The lease provides for monthly rental payments of $200,000 per month through February 2002, $225,000 per month during the 48-month period thereafter, and $250,000 per month during the 60-month period thereafter. In March 2011, annual rental payments will increase on a compounding basis at a rate of 3.0% per annum. In addition, we have been granted an option to purchase the real property during the two-year period commencing in February 2016. The lease provides that the purchase price will be the fair market value of the real property at the time we exercise the option, provided that the purchase price will not be less than 10 times, nor more than 12 times, annual rent at such time.

    We own the approximately 26 acres that the Gold Coast occupies on West Flamingo Road. We also own an 8.33-acre site across the street from the Gold Coast that contains an approximately 100,000 square foot warehouse. We use the warehouse primarily as a storage facility.

    The Suncoast occupies the approximately 50-acre site located at the corner of Rampart Boulevard and Alta Drive in the west end of the Las Vegas valley that we lease pursuant to a Ground Lease Agreement dated as of October 28, 1994. The initial term of the lease expires on December 31, 2055. The lease contains three options, exercisable by us, to extend the term of the lease for 10 years each. The lease provided for monthly rental payments of $166,667 for the year ended December 31, 1995. Thereafter, the monthly rent increases by the amount of $5,000 in January of each year. The landlord has the option to require us to purchase the property at the end of 2014, 2015, 2016, 2017 and 2018, at the fair market value of the real property at the time the landlord exercises the option, provided that the purchase price will not be less than 10 times nor more than 15 times the annual rent at such time. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31.0 million to approximately $51.0 million in the years 2014 through 2018. We have a right of first refusal in the event the landlord desires to sell the property at any time during the lease term.

    The Barbary Coast occupies approximately 1.8 acres at the intersection of Flamingo Road and the Strip and occupies real property that we lease pursuant to a lease that expires on May 1, 2003. The lease provides for rental payments of $175,000 per year. The lease contains two options, exercisable by us, to extend the term of the lease for 30 years each (with the rent to be readjusted as provided in the lease during those renewal periods). We have an option to purchase the leased property at any time during the six month period prior to the expiration of the lease, provided that certain conditions are met, at a purchase price equal to the greater of $3.5 million or the then appraised value of the real property. We also have a right of first refusal in the event the landlord desires to sell the real property during the initial term of the lease. We also lease approximately 2.5 additional acres of real property located adjacent to the Barbary Coast. The lease expires on December 31, 2003. The lease provides for rental payments of $125,000 per annum. We use the 2.5-acre property as a parking lot for our employees and for valet parking. The landlord has the right to terminate the lease upon six months prior notice to us if it requires the use of the property for its own business purposes (which excludes leaving the property vacant or leasing it to third parties prior to January 1, 2003).

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

Item 4.   Submission of Matters to a Vote of Security Holders

    No matters were submitted to our shareholders during the quarter ended December 31, 2000.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

    No equity securities of Coast Resorts are being, or have been, publicly offered by us and there is no public trading market for our common stock. As of March 30, 2001, Coast Resorts had 77 shareholders.

    Coast Resorts was formed in September 1995 and has not declared or paid any dividends. We intend to retain future earnings for use in the development of our business and do not anticipate paying any cash dividends in the foreseeable future. The payment of all dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. As a holding company, we are reliant upon the operations of Coast Hotels for cash flow. The indenture under which our 9.5% senior subordinated notes were issued and our revolving credit facility (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7) restrict the ability of Coast Hotels to pay dividends or make other distributions to us. (See note 6 of "Notes to Consolidated Financial Statements.")

Item 6.   Selected Historical Financial Data

    The following Selected Historical Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The balance sheets and statements of income data as of and for each of the five years in the period ended December 31, 2000 are derived from our audited consolidated financial statements. Our consolidated financial statements as of December 31, 1999 and 2000 and for each of the three years in the period ended December 31, 2000 are included in this report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

                                                        Years Ended December 31,
                                          -------------------------------------------------
                                            1996(1)     1997      1998      1999    2000(2)
                                          --------- --------- --------- --------- ---------
                                                         (dollars in thousands)
STATEMENTS OF INCOME DATA:
Net revenues............................   $195,987  $293,883  $332,363  $362,531  $419,527
Departmental operating expenses(3)......    121,628   197,200   209,149   220,289   248,398
General and administrative expenses.....     36,020    52,526    54,926    60,480    69,443
Pre-opening expenses....................      7,125        --        --       235     6,161
Land leases.............................      2,060     4,220     4,280     3,770     3,396
Deferred (non-cash) rent................      1,760     4,078     4,018     2,918     2,538
Depreciation and amortization...........      7,883    18,278    20,607    21,613    25,375
                                          --------- --------- --------- --------- ---------
Operating income........................     19,511    17,581    39,383    53,226    64,216
Interest expense, net...................     (9,981)  (25,225)  (26,570)  (21,441)  (22,973)
Other income (expense)..................         58       919       168      (192)      (60)
                                          --------- --------- --------- --------- ---------
Income (loss) before income
 taxes and extraordinary item...........      9,588    (6,725)   12,981    31,593    41,183
Provision for income taxes (benefit)....      5,952    (2,115)    4,994    10,371    14,405
                                          --------- --------- --------- --------- ---------
Income (loss) before
 extraordinary item.....................      3,636    (4,610)    7,987    21,222    26,778
Extraordinary item - loss on early
 retirement of debt, net of applicable
income tax benefit ($14,543)............         --        --        --   (27,007)       --
                                          --------- --------- --------- --------- ---------
Net income (loss).......................   $  3,636  $ (4,610) $  7,987  $ (5,785) $ 26,778
                                          ========= ========= ========= ========= =========

Basic income (loss) per share of common
 stock before extraordinary item........   $   2.47  $  (3.08) $   5.34  $  14.35  $  18.20
                                          ========= ========= ========= ========= =========
Diluted income (loss) per share of common
 stock before extraordinary item........   $   2.47  $  (3.08) $   5.34  $  14.35  $  17.92
                                          ========= ========= ========= ========= =========

Basic net income (loss) per share of
 common stock..........................    $   2.47  $  (3.08) $   5.34  $  (3.91) $  18.20
                                          ========= ========= ========= ========= =========
Diluted net income (loss) per share of
 common stock...........................   $   2.47  $  (3.08) $   5.34  $  (3.91) $  17.92
                                          ========= ========= ========= ========= =========

Basic weighted average common shares
 outstanding............................  1,472,742 1,494,353 1,494,353 1,478,978 1,471,208
                                          ========= ========= ========= ========= =========
Diluted weighted average common shares
 outstanding............................  1,472,742 1,494,353 1,494,353 1,478,978 1,494,066
                                          ========= ========= ========= ========= =========

See Footnotes to Selected Historical Financial Data.

                                            Years Ended December 31,
                                ------------------------------------------------
                                1996(1)     1997      1998      1999    2000(2)
                                --------  --------  --------  --------  --------
                                          (dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents (4).. $ 61,567  $ 29,430  $ 41,598  $ 38,629  $ 43,560
Total assets................... $374,022  $366,619  $366,827  $406,119  $567,199
Total debt..................... $202,545  $215,249  $207,859  $237,239  $355,767
Stockholders' equity........... $ 99,049  $ 94,439  $102,426  $ 95,103  $120,301

See Footnotes to Selected Historical Financial Data.


Footnotes to Selected Historical Financial Data

(1) The Orleans opened in December 1996.
(2) The Suncoast opened September 2000.
(3) Includes casino, food and beverage, hotel and other expenses.
(4) Cash and cash equivalents at December 31, 1996 include approximately $8.2 million in cash which was restricted to pay for construction of The Orleans.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   The following table sets forth, for the periods indicated, certain financial information regarding the results of our operations:

                                              December 31,
                                       1998       1999        2000
                                    ---------  ---------   ---------
                                          (dollars in thousands)
Net operating revenues............. $ 332,363  $ 362,531  $ 419,527
Operating expenses.................   292,980    309,305    355,311
                                     ---------  ---------  ---------
Operating income .................. $  39,383  $  53,226  $  64,216
                                     =========  =========  =========
Net income (loss).................. $   7,987  $  (5,785) $  26,778
                                     =========  =========  =========
EBITDA (1)......................... $  64,008  $  77,992  $  98,290
                                     =========  =========  =========


(1) "EBITDA" means earnings before interest, taxes, depreciation, amortization, deferred (non-cash) rent expense, other non-cash expenses and certain non-recurring items, including pre-opening expenses and gains and losses on disposal of equipment (for all periods presented, the only non-cash expense was deferred rent and the only non-recurring items were pre-opening expenses, gains and losses on disposal of equipment and extraordinary loss on retirement of debt). EBITDA is defined in our senior secured credit facility and in the indenture governing our senior subordinated notes. EBITDA is presented as supplemental disclosure because the calculation of EBITDA is necessary to determine our compliance with certain covenants under these financing agreements and because management believes that it is a widely used measure of operating performance in the gaming industry. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flows or a measure of liquidity. All companies do not calculate EBITDA in the same manner. As a result, EBITDA as presented here may not be comparable to the similarly titled measures presented by other companies.

Fiscal 2000 Compared to 1999

    Net revenues and operating income increased in the year ended December 31, 2000, primarily due to improved slot revenues at The Orleans and the opening in September 2000 of the Suncoast. Net revenues in 2000 were $419.5 million compared to $362.5 million in 1999, an increase of 15.7%. Operating income was $64.2 million in 2000 compared to $53.2 million in 1999, an increase of 20.6%. Operating expenses increased by 15.0%, in line with the increased revenues.

    Net income in 2000 was $26.8 million compared to a net loss in 1999 of $5.8 million. The net loss in the prior year was primarily due to a one-time charge of $27.0 million, net of income tax benefit, as a result of the early retirement of debt in March 1999. Despite increased long-term debt due to construction of the Suncoast, net interest expense increased by only $1.5 million (7.2%) as a result of $4.5 million of interest being capitalized in 2000. Capitalized interest was $612,000 in 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fiscal 2000 Compared to 1999 (continued)

    Casino. Casino revenues were $309.0 million in 2000, an increase of 16.3% over 1999 casino revenues of $265.8 million. The increase was primarily due to improved slot revenues at The Orleans and the opening in September 2000 of the Suncoast. Because of the improvement in high-margin slot revenues, casino expenses increased only 12.5% contributing to an improved casino operating margin of 52.2% in 2000 compared to 50.6% in 1999.

    Food and Beverage. For the year ended December 31, 2000, food and beverage revenues were $84.8 million, an increase of $12.1 million (16.6%) over 1999 revenues of $72.7 million. The increase was primarily due to increased customer volume at The Orleans and the opening of the Suncoast. Food and beverage expenses increased $11.1 million, in line with the increase in revenues.

    Hotel. Hotel room revenues were $33.7 million in 2000, an increase of $3.4 million (11.3%) over 1999 room revenues of $30.3 million. The increase was primarily due to the opening of the Suncoast and an increase in the average daily room rate from $53 in 1999 to $59 in 2000 that was offset by a slight decrease in room occupancy percentage from 94.2% in 1999 to 93.0% in 2000. The increase in hotel expenses was commensurate with the increase in revenues.

    Other. Other revenues increased 7.1% in 2000 to $31.2 million compared to $29.1 million in 1999, primarily due to the opening of the Suncoast. Costs related to the other revenues decreased slightly (1.2%).

    General and Administrative. General and administrative expenses were $69.4 million in 2000 compared to $60.5 million in 1999, an increase of 14.8% due primarily to related expenses of the Suncoast.

    Pre-opening, Rent and Depreciation. Pre-opening expenses were $6.2 million in 2000 compared to $235,000 in 1999 due to the opening of the Suncoast. Land lease expense and the related deferred rent expense were both lower in 2000 because the rent on the Suncoast land was capitalized during the construction period, July 1, 1999 to September 12, 2000. Depreciation and amortization expense was higher in 2000 because of the Suncoast.

Fiscal 1999 Compared to 1998

    Net revenues and operating income improved in the year ended December 31, 1999, primarily due to improved revenues at The Orleans and the Gold Coast. Net revenues in 1999 were $362.5 million compared to $332.4 million in the year ended December 31, 1998, an increase of 9.1%. Operating income in the year ended December 31, 1999 was $53.2 million compared to $39.4 million in the prior year, an increase of 35.1% primarily due to the increased revenues. Operating expenses increased $16.3 million, primarily as a result of higher casino and food and beverage expenses related to increased business at our hotel-casinos as well as July wage increases at our three hotel-casinos. Additionally, an expansion completed at The Orleans in May 1999 resulted in higher utility costs and increased staffing in several ancillary departments.

    In 1999, we experienced a net loss of $5.8 million compared to net income of $8.0 million in 1998. The loss was primarily due to a one-time charge of $27.0 million, net of income tax benefit, as a result of the early retirement of debt in March 1999. Interest expense decreased in 1999 as a result of lower interest rates on replacement indebtedness.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fiscal 1999 Compared to 1998 (continued)

    Casino. Casino revenues were $265.8 million in 1999, an increase of 9.4% over 1998 casino revenues of $243.0 million. The increase was primarily due to a 22.9% increase in slot revenues at The Orleans. An expansion completed at The Orleans in May 1999, which added a new buffet, other amenities and approximately 10,000 square feet of casino space, increased the number of slot machines by approximately 220 units. Despite the increased number of slot machines, the average win per machine increased at The Orleans. Slot revenues were also higher in 1999 at the Gold Coast and the Barbary Coast, increasing 4.6% and 14.8%, respectively. Table games wagering volume increased at all three properties in 1999, resulting in a combined increase of 7.0% in table games revenues. Casino expenses increased $3.9 million (3.1%) in 1999 primarily due to July wage increases at each of our hotel-casinos as well as increased staffing related to the expansion at The Orleans. The casino operating margin improved to 50.6% from 47.5% in 1998 primarily due to the increases in the higher-margin slot machine revenues.

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

Liquidity and Capital Resources

    Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $64.8 million in the year ended December 31, 2000, compared to $64.5 million in 1999 and $35.8 million in 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

    Cash used in investing activities in the each of the years ended December 31, 1998, 1999 and 2000 was primarily for capital expenditures. During 2000, our capital expenditures were approximately $181.8 million, including construction accounts payable of $4.9 million. Approximately $155.2 million was used for construction of the Suncoast, which began in July 1999. The remainder was used for maintenance capital expenditures ($10.7 million) and various projects at the Gold Coast and The Orleans.

    Cash provided by financing activities was $116.9 million in 2000, primarily from borrowings under our $200.0 million senior secured credit facility. Cash used in financing activities was $8.1 million in 1998, primarily for principal payments on long-term debt and $18.7 million in 1999 primarily as a result of the refinancing of our debt. In March 1999, we issued $175.0 million principal amount of 9.5% senior subordinated notes and entered into a $75.0 million senior secured revolving credit facility due 2004 to facilitate the refinancing. (The senior secured credit facility was increased to $200.0 million in September 1999 to finance the construction of the Suncoast).

    With the proceeds from our $175.0 million principal amount of 9.5% senior subordinated notes and borrowings under the senior secured credit facility, in 1999 we repurchased substantially all of the $175.0 million principal amount outstanding of 13% first mortgage notes and all $16.8 million principal amount of 10-7/8% first mortgage notes. In December 2000 we redeemed the remaining 13% first mortgage notes at a redemption price of 106.5% of the principal amount, plus accrued interest. In connection with the 1999 repurchase of the 13% notes and the 10-7/8% notes, we incurred repurchase premiums of $31.0 million and $2.1 million, respectively. The repurchase premiums and the write-offs of unamortized debt issuance costs and original issue discount resulted in an extraordinary loss in 1999 of $27.0 million, net of applicable income tax benefit of $14.5 million.

    On February 2, 2001 we issued $50.0 million principal amount of senior subordinated notes. The net proceeds of approximately $48.8 million were used to reduce borrowings under our senior secured credit facility which will provide us additional availability under the credit facility to complete certain proposed capital improvement projects as further described below. The notes were issued under the same indenture and have the same terms, interest rate and maturity date as our outstanding $175.0 million principal amount of senior subordinated notes.

    The availability under our $200.0 million senior secured credit facility will be reduced in quarterly amounts beginning in the fiscal quarter ending September 30, 2001. The reductions will be $6.0 million on September 30, 2001 and December 31, 2001. The advances under the facility may be used for working capital, general corporate purposes, and certain improvements to our existing properties. As of March 28, 2001, we had $119.0 million outstanding under the $200.0 million credit facility. Borrowings under the credit facility bear interest, at our option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). The premium varies depending on our ratio of total debt to EBITDA and can vary between 125 and 250 basis points. As of December 31, 2000, the premium over LIBOR was 2.0% (200 basis points) and the interest rate was 8.64%. The weighted average interest rate on the senior secured credit facility was 8.27% in 2000. As of March 28, 2001, the premium over LIBOR is 2.25% (225 basis points) and the interest rate is 7.3%.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

    The loan agreement governing the $200.0 million senior secured revolving credit facility contains covenants that, among other things, limit our ability to pay dividends, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets. Additionally, the loan agreement requires that we maintain certain financial ratios with respect to our leverage and fixed charge coverage. We are also subject to certain covenants associated with the indenture governing our senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. We believe that, at December 31, 2000, we were in compliance with all covenants and required ratios.

Capital Improvement Projects

    In January 2001 we announced a proposed expansion of The Orleans. The project has an estimated cost of $100.0 million and is expected to be paid for primarily out of cash flow through the first quarter of 2003. The expansion will include a special-events arena, a 620-room hotel tower, a 2600-car parking garage, six additional movie theaters, two restaurants and an Irish pub. Approximately 40,000 square feet of new gaming area and public space will also be created for future use. We anticipate that 2001 cash outlays for the project will total approximately $50.0 million.

    In the fourth quarter of 2000, we commenced an approximately $20.0 million expansion and remodel of the Gold Coast. The project, which is expected to be paid for primarily out of cash flow, will include a new, expanded buffet, a sports bar, an Asian-themed restaurant, 10,000 square feet of additional meeting space, the refurbishing of our standard hotel guest rooms and the redesign of most of the Gold Coast's public areas. We expect to complete the project by the fourth quarter and to spend approximately $18.5 million in 2001.

    The  Suncoast  hotel  room  tower  was   originally   built  to  accommodate
approximately 200 additional hotel rooms. We began construction of these additional rooms in the first quarter of 2001 and expect to complete them during 2001 at an estimated cost of $9.0 million. Additionally, we expect to complete the swimming pool and related landscaping in the second quarter of 2001 at a cost of approximately $1.5 million.

    A key element of our business strategy is the expansion or renovation of our existing properties described above. The completion of these projects is subject to certain risks, including but not limited to:

o general construction risks, including cost overruns, shortages of materials or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppages, fire and other natural disasters, construction scheduling problems and weather interference;

o   change orders and plan or specification modifications;

o   changes and concessions required by governmental or regulatory authorities;
    and

o delays in obtaining or inability to obtain all required licenses, permits and authorizations.

    We believe that existing cash balances, operating cash flow and available borrowings under our $200.0 million credit facility will provide sufficient resources to meet our debt and lease payment obligations and foreseeable capital expenditure requirements at our hotel-casino properties.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Matters

    In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") entitled "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as a hedge of specific financial exposures. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and, if used in hedging activities, its effective use as a hedge. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. SFAS 133 should not be applied retroactively to financial statements for prior periods. The Company will adopt SFAS 133 when required. Because of our minimal use of derivatives, we do not anticipate that the adoption of SFAS 133 will have a significant effect on our earnings or financial position.

Energy Shortage

    Because of a shortage of electricity in the western United States in the first quarter of 2001 and the possibility of a continued shortage, we are also exposed to the risk of substantially higher utilities rates. To the extent possible, we attempt to limit our exposure to utilities rate increases by purchasing multi-period fixed rate contracts, but no assurance can be made that such contracts will be available or, if purchased, will result in significant savings.

Impact of Inflation and Other Economic Factors

    Absent changes in competitive and economic conditions or in specific prices affecting the industry, we do not expect that inflation will have a significant impact on our operations. Change in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the hotel and casino industry. We depend upon Las Vegas and Southern California for a majority of our customers. Any economic downturn in those areas could materially adversely affect our business and results of operations and our ability to pay interest and principal on our debt.

Regulation and Taxes

    Coast Hotels is subject to extensive regulation by the Nevada Gaming Authorities. Changes in applicable laws or regulations could have a significant impact on our operations.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk

    Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-ter0m borrowings under our revolving bank credit facility. To date, we have not invested in derivative- or foreign currency-based financial instruments.


Item 8.   Financial Statements and Supplementary Data

    The report of independent accountants, financial statements and financial statement schedule listed in the accompanying index are filed as part of this report. See "Index to Financial Statements".

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

    The following table sets forth the names and ages of the directors and executive officers of Coast Hotels and their respective positions as of December 31, 2000.

        Name            Age                Position(s) Held
- ---------------------  -----  -----------------------------------------

Michael J. Gaughan      57    Director, Chairman of the Board and
                              Chief Executive Officer

Harlan D. Braaten       50    Director, President and Chief Operating Officer

Jerry Herbst            62    Director, Vice President, Treasurer
                              and Assistant Secretary

J. Tito Tiberti         55    Director, Vice President and Secretary

Gage Parrish            47    Director, Vice President, Chief Financial Officer
                              and Assistant Secretary

Franklin Toti           62    Director, Vice President of Casino Operations

F. Michael Corrigan     64    Director

Charles Silverman       68    Director

Joseph Blasco           57    Director

    Michael J.  Gaughan.  Mr.  Gaughan has been a director of Coast Hotels since its formation in September 1995 and is the Chairman of the Board and Chief Executive Officer of Coast Hotels. His current term as a director expires in 2003. He is also a director and Chairman of the Board and Chief Executive Officer of Coast Resorts, Inc. Mr. Gaughan was a general partner of the Barbary Coast Partnership from its inception in 1979 until January 1, 1996, the effective date of the reorganization in which the Barbary Coast Partnership and the Gold Coast Partnership consolidated with Coast Resorts and Coast Hotels (the "Reorganization"). Mr. Gaughan served as the managing general partner of the Gold Coast Partnership from its inception in December 1986 until the effective date of the Reorganization. Mr. Gaughan and Mr. Herbst were the sole stockholders of Gaughan-Herbst, Inc., which was the sole corporate general partner of the Gold Coast Partnership prior to the Reorganization. Mr. Gaughan has been involved in the gaming industry since 1960 and has been licensed as a casino operator since 1967.

   Harlan D. Braaten. Mr. Braaten joined Coast Hotels as the President, Chief Financial Officer and a director in October 1995, and was appointed Chief Operating Officer in February 1996. His current term as a director expires in 2003. Mr. Braaten is also the President and Chief Operating Officer of Coast Resorts. Prior to joining Coast Hotels, Mr. Braaten was employed in various capacities, including the general manager and, most recently, senior vice president, treasurer and chief financial officer of Rio Hotel and Casino, Inc. in Las Vegas. From March 1989 to February 1991, Mr. Braaten was vice president, finance of MGM/Marina Hotel and Casino in Las Vegas, Nevada. Prior thereto, from November 1983 to March 1989, Mr. Braaten was property controller for Harrah's in Reno, Nevada. Mr. Braaten has over 22 years of experience in the Nevada gaming industry.

    Jerry Herbst. Mr. Herbst has been a director, Treasurer and Assistant Secretary of Coast Hotels since its formation in September 1995. His current term as a director expires in 2002. Mr. Herbst has been the president of Terrible Herbst Oil Company, an owner and operator of gas stations and car washes, since 1959. Mr. Herbst and Mr. Gaughan were the sole stockholders of Gaughan-Herbst, Inc., which was the sole corporate general partner of the Gold Coast Partnership prior to the formation of Coast Hotels. Mr. Herbst has served as a member of the board of directors of Nevada Power Company since 1990 and of Edelbrock Corporation since 1994.

    J. Tito Tiberti. Mr. Tiberti has been a director and Secretary of Coast Hotels since its formation in September 1995. His current term as a director expires in 2002. He is also a director and Vice President and Secretary of Coast Resorts. Mr. Tiberti is the president, a director and a stockholder of, and together with his immediate family, controls Tiberti Construction, a construction company which served as the general contractor for the construction of The Orleans and is also serving as general contractor for the Suncoast. He has also served as managing general partner of The Tiberti Company, a real estate rental and development company, since 1971. The Tiberti Company is the lessor of the real property site for The Orleans. Mr. Tiberti has been involved in the gaming industry for 21 years and was a general partner of the Barbary Coast Partnership prior to the formation of Coast Hotels.

    Gage Parrish. Mr. Parrish was named Vice President, Finance, Assistant Secretary and a director of Coast Hotels and Coast Resorts in October 1995 and was promoted to Chief Financial Officer in February 1996. His current term as a director expires in 2003. Since 1986, he had been the Controller and Chief Financial Officer of the Gold Coast Partnership prior to the formation of Coast Hotels. From 1981 to 1986, Mr. Parrish served as Assistant Controller of the Barbary Coast Partnership. Mr. Parrish is a certified public accountant and has approximately 22 years of experience in the gaming industry.

    Franklin Toti. Mr. Toti has been a director of Coast Hotels and Coast Resorts since October 5, 1998. His current term expires in 2002. He has been Vice President of Casino Operations for Coast Hotels since January 1, 1996. Mr. Toti was a general partner and Casino Manager of the Barbary Coast Partnership from its inception in 1979 until January 1, 1996, the effective date of the Reorganization. Mr. Toti has 40 years of experience in the gaming industry.

    F. Michael Corrigan. Mr. Corrigan was elected as a director of Coast Hotels and Coast Resorts effective as of March 1, 1996. His current term as a director expires in 2001. Since July 1989, Mr. Corrigan has served as the chief executive officer of Corrigan Investments, Inc., which owns and manages real estate in Nevada and Arizona. In addition, Mr. Corrigan is the Chief Executive Officer of Corstan, Inc., a mortgage banking company, and was previously the owner, President and Chief Operating Officer of Stanwell Mortgage, a Las Vegas mortgage company.

    Charles Silverman. Mr. Silverman was elected as a director of Coast Hotels and Coast Resorts effective as of March 1, 1996. His current term as a director expires in 2001. Mr. Silverman is the President and sole stockholder of Yates-Silverman, Inc., which specializes in developing theme-oriented interiors and exteriors and is a leading designer of hotels and casinos. Completed projects of Yates-Silverman, Inc. include New York-New York, Excalibur, Circus Circus, Luxor, the Trump Taj Mahal, Trump Castle and Atlantic City Showboat. Yates-Silverman, Inc. also served as the primary designer for The Orleans and the Suncoast. Mr. Silverman has served as the president of Yates-Silverman, Inc. since its inception in 1971.

    Joseph A. Blasco. Mr. Blasco was elected as a director of Coast Hotels and Coast Resorts effective as of December 16, 1996. His current term as a director expires in 2001. Since 1984, Mr. Blasco has been a partner in the real estate development partnership that developed the Spanish Trail community in Las Vegas, a project that includes over 1,200 homes, a 27-hole golf course and a country club. Mr. Blasco is currently the managing General Partner of United Realty Investments, a real estate development and management company in Las Vegas. He is also general partner in two real estate development partnerships, Summer Trail LLC and Trop-Edmond Ltd.

    Directors of Coast Hotels who are also employees of Coast Hotels or Coast Resorts receive no compensation for service on the Board of Directors or its committees. All other directors receive an annual director's fee of $24,000, payable quarterly in arrears. Directors may also be reimbursed for out-of-pocket expenses incurred in connection with attending Board of Director or committee meetings.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

    Rules adopted by the SEC under Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") require the Company's officers and directors, and persons who own more than ten percent of the issued and outstanding shares of the Company's equity securities, to file reports of their ownership, and changes in ownership, of such securities with the SEC on SEC Forms 3, 4 or 5, as appropriate. Such persons are required by the SEC's regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a).

    Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during its most recent fiscal year, and any written representations provided to it, the Company believes that each of the officers, directors, and owners of more than 10% of the outstanding Common Stock of the Company are in compliance with Section 16(a) of the Securities Exchange Act of 1934 for the year 2000.

Item 11.  Executive Compensation

    The following table sets forth all compensation earned by or paid by Coast Hotels during 1998, 1999 and 2000 to each executive officer (the "Named Executive Officers") whose compensation exceeded $100,000 in all capacities in which they served.

                           Summary Compensation Table

                                                Annual Compensation
                                      -----------------------------------------
                                                                   All Other
Name and Principal Position           Year    Salary    Bonus   Compensation(1)
- -----------------------------------   ----   --------  --------  --------------
Michael J. Gaughan.................   2000   $300,000  $     --     $4,361
Chairman of the Board and Chief       1999   $300,000  $     --     $4,000
Executive Officer of Coast Resorts    1998   $300,000  $     --     $5,000

Harlan D. Braaten..................   2000   $300,000  $150,000     $4,361
President and Chief Operating         1999   $275,000  $137,500     $3,150
Officer of Coast Resorts              1998   $250,000  $125,000     $5,000

Gage Parrish.......................   2000   $225,000  $     --     $4,361
Vice President, Chief Financial       1999   $212,500  $ 15,000     $3,900
Officer and Asst. Secretary of        1998   $200,000  $     --     $5,000
Coast Resorts

(1) The amounts reflect matching contributions paid to our 401(k) Profit Sharing Plan and Trust.

Employment Agreement

    Effective as of January 1, 1999, Coast Hotels entered into an employment agreement with Harlan Braaten, President and Chief Operating Officer. The agreement has a term of three years and provides for Mr. Braaten to receive a base salary of $250,000 for the first year and $300,000 for the second and third years. The agreement may be terminated upon 30 days notice by Mr. Braaten and at any time by Coast Hotels. In addition, in the event of a termination of Mr. Braaten's employment other than for failure to comply with Nevada gaming regulations, failure to perform his duties, medical incapacity or his arrest on a felony offense, Mr. Braaten will be entitled to receive a severance payment in the amount of $300,000 plus any pro rata bonus payment and unvested stock options to which he is entitled. Pursuant to the arrangement, Coast Hotels granted Mr. Braaten options to purchase 30,415 shares of Coast Resorts, Inc. for $100 per share. The option vested as to one-third of the shares on the grant date, January 1, 1999, vested as to an additional one-third of the shares on January 1, 2000 and vested as to the final one-third of the shares on January 1, 2001. The options expire on December 31, 2008.

Stock Options

    Effective June 14, 1999 Coast Resorts issued options to purchase 5,000 shares of its common stock to its chief financial officer, who is also chief financial officer of the Coast Hotels. The options vest in one-third increments on June 14, 1999, June 14, 2000 and June 14, 2001. The exercise price of the options is at $100 per share, which is equivalent to the estimated fair value of Coast Resorts' common stock at the grant date, as estimated by Coast Resorts from recent sales of common stock between shareholders. The options expire on June 13, 2009.

Compensation Committee Report

    The Compensation Committee of the Board of Directors was appointed in June 1996. The Compensation Committee has reviewed and will review and recommend compensation levels for executive officers of the Company and oversee and administer the Company's executive compensation programs. The Compensation Committee recommends, and the Board of Directors determines compensation levels for the executive officers of the Company. All members of the Compensation Committee are outside directors, who are not eligible to participate in any of the compensation programs that the Committee oversees.

    The Company's executive compensation plans are designed to attract, retain, motivate and appropriately reward individuals who are responsible for the Company's short and long-term profitability, growth and return to stockholders. Compensation for the Company's executive officers generally consists of salary and an annual bonus. In some cases, stock options are also awarded.

    Executive officers also participate in a 401(k) plan, a medical plan and other benefit plans available to employees generally.

    Pay levels for executives generally are based on the level of responsibility, scope and complexity of the executive's position relative to other senior management positions internally and at other competitive gaming companies.

    The determination of salary increases, annual bonus awards and long-term incentive awards is expected to be reviewed annually based on the performance of the Company. Also factored into these decisions will be each executive's individual performance and contribution to the Company's future positioning. Although the components of compensation (salary, annual bonuses and long-term incentive awards) will be reviewed separately, compensation decisions are based on a review of the total compensation level awarded compared to other executives with similar gaming companies. In establishing 2000 compensation for the named executive officers, the Board of Directors took into account the compensation paid to Messrs. Gaughan, Braaten and Parrish in 1999, the levels of compensation paid to executives in the gaming industry generally, and the performance of the Company in the year 2000. During the year 2000 the net revenues of the Company increased from $362,531,000 to $419,527,000 and the net income, before extraordinary items, increased from $21,222,000 to $26,778,000. EBITDA increased from $77,992,000 in 1999, to $98,290,000 in 2000 an increase of approximately 26%. Based upon this performance, and in Mr. Braaten's case under the terms of his employment contract, Mr. Braaten received a bonus of $150,000. While the Compensation Committee believed that Mr. Gaughan was entitled to a bonus for the year 2000 in an amount at least equal to the bonus paid to Mr. Braaten, Mr. Gaughan indicated to the Compensation Committee and the Board of Directors that he did not wish to receive a bonus for the year 2000.

Compensation Committee Interlocks and Insider Participation

    There are no members of the Compensation Committee that have been, or currently are officers or employees of the Company or its subsidiaries. Mr. Silverman is the president of Yates-Silverman, Inc., which served as the designer of The Orleans and the Suncoast. For the fiscal years ended December 31, 1998, 1999 and 2000, we incurred expenses payable to Yates-Silverman of $500,000, $721,000 and $548,000, respectively.

                               By the Compensation Committee

                               Charles Silverman
                               F. Michael Corrigan
                               Joseph A. Blasco

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information regarding the beneficial ownership of Coast Resorts common stock as of March 1, 2001 by (i) each person who, to the knowledge of Coast Resorts, owns more than 5% of the outstanding
Coast Resorts common stock, (ii) each director of the Company, (iii) Named Executive Officers and (iv) all directors and executive officers of the Company as a group.

                                              Number
                 Name(1)                     of Shares     Percent
- -----------------------------------------    ----------    -------
Michael J. Gaughan.......................    455,103.97     31.1%
Jerry Herbst.............................    265,488.08     18.1%
Jimma Lee Beam...........................    104,529.41      7.1%
Franklin Toti............................     99,776.47      6.8%
J. Tito Tiberti..........................     90,751.47      6.2%
Harlan D. Braaten(2).....................     30,415.00      2.0%
F. Michael Corrigan......................      5,263.24        *
Joseph Blasco............................        500.00        *
Charles Silverman........................        500.00        *
Gage Parrish(3)..........................      3,333.33        *
All directors and executive officers as a
group (nine persons).....................    951,131.56     63.6%

* Less than one percent.

(1)The address of Messrs. Gaughan, Herbst and Toti is 4500 West Tropicana Avenue, Las Vegas, Nevada, 89103. The address of Mr Tiberti is 1806 South Industrial Road, Las Vegas, Nevada 89102. The address of Ms. Beam is 2409 Windjammer Way, Las Vegas, Nevada 89107.
(2)Reflects shares that may be purchased upon exercise of a stock option. Pursuant to his employment agreement, Mr. Braaten was granted an option to purchase 30,415 shares of Coast Resorts, Inc. for $100 per share. One third of the options vested on the grant date (January 1, 1999), one third vested January 1, 2000 and the remaining third vest on January 1, 2001.
(3)Reflects shares that may be purchased upon exercise of a stock option. One third of the options vested on the grant date (June 14, 1999), one third vested on June 14, 2000 and the remaining third vest on June 14, 2001.

Item 13.  Certain Relationships and Related Transactions

    We maintain numerous racetrack dissemination contracts with Las Vegas Dissemination Company, Inc. ("LVDC"). Michael J. Gaughan's son is the president and sole stockholder of LVDC. LVDC provides certain dissemination and pari-mutuel services to the Gold Coast, the Barbary Coast, The Orleans and the Suncoast. LVDC has been granted a license by the Nevada Gaming Authorities to disseminate live racing for those events and tracks for which it contracts and has been granted the exclusive right to disseminate all pari-mutuel services and race wire services in the State of Nevada. Under these dissemination contracts, we pay to LVDC an average of 3% of the wagers accepted for races held at the racetracks covered by the respective contracts. We also pay to LVDC a monthly fee for race wire services. For the fiscal year ended December 31, 2000 we incurred expenses payable to LVDC of approximately $1.6 million. The terms on which such services are provided are regulated by the Nevada Gaming Authorities.

    Tiberti Construction Company served as the general contractor for the original construction of the Gold Coast and for certain expansions thereof, and for the original construction of the Barbary Coast and all expansions thereof. Tiberti Construction was also the general contractor for the original construction of The Orleans, and for the expansions in 1997 and 1999, as well as the general contractor for the construction of the Suncoast. J. Tito Tiberti owns approximately 6.7% of the outstanding common stock of Coast Resorts, and is a director, Vice President and Secretary of Coast Hotels and Coast Resorts. Mr. Tiberti is the president, a director and stockholder of, and together with his immediate family members, controls Tiberti Construction. For the year ended December 31, 2000 we incurred expenses payable to Tiberti Construction of approximately $108.5 million. At December 31, 2000, we had construction accounts payable to Tiberti Construction of approximately $4.9 million. Although no formal contracts have been entered into, we anticipate that we will incur expenses payable to Tiberti Construction of approximately $65.0 million in 2001 in connection with our proposed capital improvement projects as further described in Item 7.

    We have entered into a ground lease with The Tiberti Company, a Nevada general partnership, with respect to the real property on which The Orleans is located. Mr. Tiberti, a director of Coast Hotels and a director and stockholder of Coast Resorts, is the managing partner of The Tiberti Company. We paid rental expenses to The Tiberti Company of $2.4 million for the fiscal year ended December 31, 2000.

    Michael J. Gaughan and Franklin Toti are owners of LGT Advertising, which serves as our advertising agency. LGT Advertising purchases advertising for our casinos from third parties and passes any discounts directly through to us. LGT Advertising receives no compensation or profit for such activities, and invoices us for actual costs incurred. LGT Advertising uses our facilities and employees in rendering its services, but does not pay any compensation to us for such use. Messrs. Gaughan and Toti receive no compensation from LGT Advertising. Advertising expenses payable to LGT Advertising expenses payable to LGT Advertising were approximately $6.5 million for the year ended December 31, 2000.

    We have purchased certain of our equipment and inventory for our operations from RJS Inc., a Nevada corporation that is owned by Michael J. Gaughan's father and Steven Delmont, our restaurant manager. RJS invoices us for actual costs incurred. For the fiscal year ended December 31, 2000 we incurred expenses payable to RJS of approximately $6.5 million.

    Michael J. Gaughan is the majority stockholder of Nevada Wallboards, Inc., a Nevada corporation ("Nevada Wallboards"), which prints wallboards and parlay cards for the use in our race and sports books. Mr. Gaughan receives no compensation from Nevada Wallboards. For the fiscal year ended December 31, 2000 we incurred expenses payable to Nevada Wallboards of approximately $192,000.

    Charles Silverman, a director of Coast Hotels and Coast Resorts, is the president of Yates-Silverman, Inc., which served as the designer of The Orleans and is serving as the designer for the Suncoast. For the fiscal year ended December 31, 2000 we incurred expenses payable to Yates-Silverman of $548,000. We anticipate incurring expenses payable in 2001 to Yates-Silverman of approximately $500,000.

    Coast Hotels promotes The Orleans by advertising on NASCAR racecars operated by Orleans Motorsports, Inc. In 2000 we spent $180,000 in connection with this promotion. Brendan Gaughan, the main driver employed by Orleans Motorsports, is the son of Michael J. Gaughan.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits

                                                                          Page
                                                                          ----

 1. Financial Statements Index .......................................... F-1
 2. Financial Statements Schedules Index:
    Schedule I - Condensed Financial Information of Coast Resorts, Inc.
     (Parent Company Only)............................................... F-23
    Schedule II - Valuation and Qualifying Accounts...................... F-27

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                  Exhibit Index

 Exhibit
 Number                      Description of Exhibit
 ------  -------------------------------------------------------------------
  3.1    Amended Articles of Incorporation of Coast Hotels and Casinos, Inc. (5)
  3.2    First Amended Bylaws of Coast Hotels and Casinos, Inc. (5)
  3.3    Articles of Incorporation of Coast Resorts, Inc. (1)
  3.4    First Amended Bylaws of Coast Resorts, Inc. (1)
  10.1   Tax Sharing Agreement dated as of January 30, 1996 by and among
         Coast Resorts, Inc., Coast Hotels and Casinos, Inc., and Coast
         West, Inc. (4)
  10.2 Ground Lease dated as of October 1, 1995, between The Tiberti Company, a Nevada general partnership, and Coast Hotels and Casinos, Inc. (as successor of Gold Coast Hotel and Casino, a Nevada limited partnership)
         (3)
  10.3 Lease Agreement dated May 1, 1992, by and between Empey Enterprises, a Nevada general partnership, as lessor, and the Barbary Coast Hotel & Casino, a Nevada general partnership, as lessee (1)
  10.4 Ground Lease Agreement dated October 28, 1994 by and among 21 Stars, Ltd., a Nevada limited liability company, as landlord, Barbary Coast Hotel & Casino, a Nevada general partnership, as tenant, Wanda Peccole, as successor trustee of the Peccole 1982 Trust dated February 15, 1982 ("Trust), and The William Peter and Wanda Ruth Peccole Family Limited Partnership, a Nevada limited partnership ("Partnership"), and, together with Trust, as owner, as amended (1)
  10.5 Form of Subordination Agreement between Coast Hotels and Casinos, Inc. and certain former Gold Coast partners holding Subordinated Notes (4)
  10.6 Lease dated as of November 1, 1982, by and between Nevada Power Company, a Nevada Corporation as landlord, and Barbary Coast Hotel and Casino, a Nevada general partnership (1)
  10.7 Leasehold Deed of Trust, Assignment of Rents and Security Agreement dated February 13, 1991, by and between the Barbary Coast Hotel and Casino, a Nevada general partnership, First American Title Company of Nevada, and Exber, Inc., a Nevada corporation (1)
  10.8 Employment Agreement dated as of January 1, 1999, between Harlan Braaten and Coast Hotels and Casinos, Inc. (8)
  10.9 Loan Agreement dated as of March 18, 1999 among Coast Hotels and Casinos, Inc., as Borrower, the Lenders referred to therein, and Bank of America National Trust and Savings Association, as Administrative Agent (8)
 10.10   Amended and Restated Loan Agreement dated as of September 16,
         1999 among Coast  Hotels and Casinos, Inc. as Borrower, the
         Lenders referred to therein, and Bank of America National Trust and Savings Association as Administrative Agent (9)
 10.11 Security Agreement dated as of March 18, 1999 by Coast Hotels and Casinos, Inc. in favor of Bank of American National Trust and Savings Association as Administrative Agent (10)
 10.12   Security Agreement dated as of March 18,  1999 by Coast Resorts,
         Inc. in favor of Bank of America National Trust and Savings Association as Administrative Agent (10)
 10.13   Pledge  Agreement  dated as of September  1999 by Coast Resorts,
         Inc. in favor of Bank of America National Trust and Savings Association as Administrative Agent (10)

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                            Exhibit Index (continued)

 10.14   Leasehold Deed of Trust,  Assignment of Rents and Fixture Filing
         dated as of March 18,  1999 by Coast Hotels and Casinos, Inc. in
         favor of Bank of America National Trust and Savings  Association
         as Administrative Agent (The Orleans Hotel and Casino) (10)
 10.15   Leasehold Deed of Trust,  Assignment of Rents and Fixture Filing
         dated as of March 18,  1999 by Coast Hotels and Casinos, Inc. in
         favor of Bank of America National Trust and Savings  Association
         as Administrative Agent (The Gold Coast Hotel and Casino) (10)
 10.16   Leasehold Deed of Trust,  Assignment of Rents and Fixture Filing
         dated as of March 18,  1999 by Coast Hotels and Casinos, Inc. in
         favor of Bank of America National Trust and Savings  Association
         as Administrative Agent (The Suncoast) (10)
 10.17   Guaranty dated  March 18,  1999 by Coast Resorts,  Inc. in favor of Bank of America National Trust and Savings Association as Administrative Agent
 10.18   Trademark  Security  Interest  Assignment  dated as of March 18,
         1999 by Coast Hotels and Casinos,  Inc. and Coast Resorts,  Inc.
         in  favor  of  Bank  of  America   National  Trust  and  Savings
         Association as Administrative Agent (10)
 10.19 Indenture dated as of March 23, 1999 among Coast Hotels and Casinos, Inc., as issuer of 9-1/2% Senior Subordinated Notes due 2009,  Coast Resorts,  Inc., as guarantor,  and Firstar Bank of Minnesota, N.A., as trustee (8)
 10.20   First  Supplemental  Indenture  dated  as of  November 20,  2000 among Coast Hotels and Casinos,  Inc., as issuer, Coast Resorts,
         Inc.,  as  guarantor,  and Firstar Bank of  Minnesota,  N.A., as trustee (11)
 10.21   Second  Supplemental  Indenture  dated as of  February 2,  2001, among Coast Hotels and Casinos,  Inc., as issuer, Coast Resorts,
         Inc.,  as  guarantor,  and Firstar Bank of  Minnesota,  N.A., as trustee (11)
 10.22   Form of 9-1/2% Note (included in Exhibit 10.23) (10)
 10.23   Registration  Rights  Agreement  dated as of  February 2,  2001, among Coast Hotels and Casinos,  Inc. as issuer,  Coast Resorts,
         Inc., as guarantor, and Banc of America Securities, LLC, as Representative of the Placement Agents (11)
 10.24   Placement  Agreement  dated as of January 23, 2001, by and among
         Coast Hotels and Casinos, Inc., Coast Resorts, Inc., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated
         (11)
   21    List of Subsidiary of Coast Resorts, Inc. (8)
- --------------------------------
(1)Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.'s General Form for Registration of Securities on Form 10 and incorporated herein by reference.
(2)Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.'s Amendment No. 1 to General Form for Registration of Securities on Form 10 and incorporated herein by reference.
(3)Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.'s Amendment No. 2 to General Form for Registration of Securities on Form 10 and incorporated herein by reference.
(4)Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1995 and incorporated herein by reference.
(5)Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.'s Registration Statement on Form S-4 filed May 2, 1996 and incorporated herein by reference
(6)Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued))

                            Exhibit Index (continued)

(7)Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1998 and incorporated herein by reference.
(8)Previously filed with the Securities and Exchange Commission as an exhibit to Coast Hotels and Casinos, Inc.'s Registration Statement on Form S-4 (File no. 333-79657) dated May 28, 1999 and incorporated herein by reference.
(9)Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.
(10) Previously filed with the Securities and Exchange Commission as an exhibit to Coast Hotels and Casinos, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.
(11) Previously filed with the Securities and Exchange Commission as an exhibit to Coast Hotels and Casinos, Inc.'s Registration Statement on Form S-4 (File no. 333-55170) dated February 7, 2001 and incorporated herein by reference.

(b)  Reports on Form 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on March 30, 2001

                                   COAST RESORTS, INC.

                                   By: /s/  MICHAEL J. GAUGHAN
                                       ---------------------------------
                                       Michael J. Gaughan,
                                       Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                       Title                  Date
- ------------------------   -----------------------------------    --------------

/s/ MICHAEL J. GAUGHAN     Chairman of the Board of Directors    March 30, 2001
- ------------------------   and Chief Executive Officer
Michael J. Gaughan         (Principal Executive Officer)
                           and Director

/s/ GAGE PARRISH           Director and Chief Financial Officer  March 30, 2001
- ------------------------   (Principal Financial and Accounting
Gage Parrish               Officer)

/s/ HARLAN D. BRAATEN      Director                              March 30, 2001
- ------------------------
Harlan D. Braaten

/s/ JERRY HERBST           Director                              March 30, 2001
- ------------------------
Jerry Herbst

/s/ TITO TIBERTI           Director                              March 30, 2001
- ------------------------
J. Tito Tiberti

/s/ CHARLES SILVERMAN      Director                              March 30, 2001
- ------------------------
Charles Silverman

/s/ F. MICHAEL CORRIGAN    Director                              March 30, 2001
- ------------------------
F. Michael Corrigan

/s/ JOSEPH A. BLASCO       Director                              March 30, 2001
- ------------------------
Joseph A. Blasco

/s/ FRANKLIN TOTI          Director                              March 30, 2001
- ------------------------
Franklin Toti

             Index to Consolidated Financial Statements

                 COAST RESORTS, INC. AND SUBSIDIARY

                                                                            Page
                                                                            ----
Report of Independent Accountants.......................................... F-2

Consolidated Balance Sheets of Coast Resorts, Inc., and Subsidiary as
     of December 31, 1999 and 2000......................................... F-3

Consolidated Statements of Operations of Coast Resorts, Inc. and Subsidiary
     for the years ended December 31, 1998, 1999 and 2000.................. F-4

Consolidated Statements of Stockholders' Equity of Coast Resorts, Inc. and
     Subsidiary for the years ended December 31, 1998, 1999 and 2000....... F-5

Consolidated Statements of Cash Flows of Coast Resorts, Inc. and Subsidiary
     for the years ended  December 31, 1998, 1999 and 2000................. F-6

Notes to Consolidated Financial Statements................................. F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To  the  Directors  and  Stockholders  of  Coast  Resorts,  Inc.  and
Subsidiary

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Coast Resorts, Inc. and Subsidiary as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 2, 2001

                        COAST RESORTS, INC AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 2000
                    (dollars in thousands, except share data)

                                                         1999         2000
                                                       --------     --------
                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........................   $ 38,629     $ 43,560
  Accounts receivable, less allowance for doubtful
     accounts of $842 (1999) and $713 (2000)              4,212        5,658
  Inventories.......................................      5,481        7,220
  Prepaid expenses..................................      6,324        7,526
  Other current assets..............................      5,117        9,538
                                                       --------     --------
    TOTAL CURRENT ASSETS............................     59,763       73,502
PROPERTY AND EQUIPMENT, net.........................    337,704      485,925
OTHER ASSETS........................................      8,652        7,772
                                                       --------     --------
                                                       $406,119     $567,199
                                                       ========     ========
                LIABILITIES AND
             STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accounts payable...............................   $ 11,738     $ 16,308
     Accrued liabilities............................     32,781       38,208
     Construction accounts payable..................      8,304        4,868
     Current portion of long-term debt..............      2,473        2,430
                                                       --------     --------
       TOTAL CURRENT LIABILITIES....................     55,296       61,814
   LONG-TERM DEBT, less current portion.............    234,766      353,337
   DEFERRED INCOME TAXES............................      4,222       11,417
   DEFERRED RENT....................................     16,732       20,330
                                                       --------     --------
       TOTAL LIABILITIES............................    311,016      446,898
                                                       --------     --------

   COMMITMENTS AND CONTINGENCIES
   STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 500,000 shares
       authorized, none issued and outstanding......         --           --
     Common stock, $.01 par value, 2,000,000 shares
       authorized, 1,478,978 (1999) and
       1,463,178 (2000) shares issued and
       outstanding..................................         15           15
     Treasury stock.................................     (1,538)      (3,118)
     Additional paid-in capital.....................     95,398       95,398
     Retained earnings..............................      1,228       28,006
                                                       --------     --------
       TOTAL STOCKHOLDERS' EQUITY...................     95,103      120,301
                                                       --------     --------
                                                       $406,119     $567,199
                                                       ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                        COAST RESORTS, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1998, 1999 and 2000
                   (dollars in thousands, except share data)

                                                1998       1999       2000
                                              --------   --------   --------
OPERATING REVENUES:
     Casino.................................  $242,992   $265,753   $309,023
     Food and beverage......................    66,503     72,697     84,752
     Hotel..................................    28,443     30,296     33,711
     Other..................................    26,421     29,110     31,183
                                              --------   --------   --------
        GROSS OPERATING REVENUES............   364,359    397,856    458,669
     Less: promotional allowances...........   (31,996)   (35,325)   (39,142)
                                              --------   --------   --------
        NET OPERATING REVENUES..............   332,363    362,531    419,527
                                              --------   --------   --------

OPERATING EXPENSES:
     Casino.................................   127,512    131,402    147,797
     Food and beverage......................    47,278     50,923     62,063
     Hotel..................................    11,856     12,923     13,788
     Other..................................    22,503     25,041     24,750
     General and administrative.............    54,926     60,480     69,443
     Pre-opening expenses...................        --        235      6,161
     Land leases............................     4,280      3,770      3,396
     Deferred (non-cash) rent...............     4,018      2,918      2,538
     Depreciation and amortization..........    20,607     21,613     25,375
                                              --------   --------   --------
        TOTAL OPERATING EXPENSES............   292,980    309,305    355,311
                                              --------   --------   --------
        OPERATING INCOME....................    39,383     53,226     64,216
                                              --------   --------   --------

OTHER INCOME (EXPENSES):
     Interest expense.......................  (27,323)    (22,503)   (27,954)
     Interest income........................      695         450        470
     Interest capitalized...................       58         612      4,511
     Gain (loss) on disposal of equipment...      168        (192)       (60)
                                              --------   --------   --------
        TOTAL OTHER INCOME (EXPENSES).......  (26,402)    (21,633)   (23,033)
                                              --------   --------   --------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM........................    12,981     31,593     41,183
PROVISION FOR INCOME TAXES..................     4,994     10,371     14,405
                                              --------   --------   --------
INCOME BEFORE EXTRAORDINARY ITEM............     7,987     21,222     26,778
EXTRAORDINARY ITEM - loss on early
 retirement of debt, net of applicable
 income tax benefit ($14,543)...............        --    (27,007)        --
                                              --------   --------   --------
NET INCOME (LOSS) ..........................  $  7,987   $ (5,785)  $ 26,778
                                              ========   ========   ========

Basic income per share of common stock
before extraordinary item...................  $   5.34   $  14.35   $  18.20
                                              ========   ========   ========
Diluted income per share of common stock
before extraordinary item...................  $   5.34   $  14.35   $  17.92
                                              ========   ========   ========

Basic net income (loss) per share of common
stock.......................................  $   5.34   $  (3.91)  $  18.20
                                              ========   ========   ========
Diluted net income (loss) per share of
common stock................................  $   5.34   $  (3.91)  $  17.92
                                              ========   ========   ========

Basic weighted average shares outstanding... 1,494,353  1,478,978  1,471,208
                                             =========  =========  =========
Diluted weighted average shares outstanding. 1,494,353  1,478,978  1,494,066
                                             =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                        COAST RESORTS, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For The Years Ended December 31, 1998, 1999 and 2000
                             (dollars in thousands)

                                         Common Stock   Additional  Retained
                                       ----------------   Paid-In   Earnings   Treasury
                                        Shares   Amount   Capital   (Deficit)   Stock      Total
                                       --------- ------  ---------  ---------  --------  --------
Balances at December 31, 1997......... 1,494,353 $  15   $ 95,398   $   (974)   $    --  $ 94,439
  Net income..........................        --    --         --      7,987         --     7,987
                                       --------- ------  ---------  ---------  --------  --------
Balances at December 31, 1998......... 1,494,353    15     95,398      7,013         --   102,426
  Repurchase of common stock..........   (15,375)   --         --         --     (1,538)   (1,538)
  Net loss............................        --    --         --     (5,785)        --    (5,785)
                                       --------- ------  ---------  ---------  --------  --------
Balances   at  December 31, 1999...... 1,478,978    15     95,398      1,228     (1,538)   95,103
  Repurchase  of common stock.........   (15,800)   --         --         --     (1,580)   (1,580)
  Net income..........................        --    --         --     26,778         --    26,778
                                       --------- ------  ---------  ---------  --------  --------
Balances   at  December 31, 2000...... 1,463,178 $  15   $ 95,398   $ 28,006    $(3,118) $120,301
                                       ========= ======  =========  =========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                        COAST RESORTS, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For The Years Ended December 31, 1998, 1999 and 2000
                             (dollars in thousands)

                                                  1998       1999       2000
                                                --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)............................. $  7,987   $ (5,785)  $ 26,778
                                                --------   --------   --------
 ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization...............   20,607     21,613     25,375
   Provision for bad debts.....................      400        248        129
   Loss on early retirement of debt............       --     41,550         --
   Loss (gain) on disposal of equipment........     (168)       192         60
   Deferred rent...............................    4,018      3,708      3,598
   Deferred income taxes.......................    1,086     (3,099)     7,543
   Amortization of original issue discount.....      706        124      1,053
   (Increase) decrease in operating assets:
    Accounts receivable........................      915       (159)    (1,317)
    Refundable income taxes....................    1,772       (870)    (5,005)
    Inventories................................      173       (569)    (1,739)
    Prepaid expenses and other assets..........   (1,727)      (117)    (1,635)
   Increase (decrease) in operating liabilities:
    Accounts payable...........................      781      1,850      4,570
    Accrued liabilities........................     (705)     5,805      5,427
                                                --------   --------   --------
      TOTAL ADJUSTMENTS........................   27,858     70,276     38,059
                                                --------   --------   --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES...   35,845     64,491     64,837
                                                --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures, net of amounts in
  accounts payable.............................  (15,748)   (49,242)  (176,956)
 Proceeds from sale of equipment...............      168        437        102
                                                --------   --------   --------
  NET CASH USED IN INVESTING ACTIVITIES........  (15,580)   (48,805)  (176,854)
                                                --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings under bank
  line of credit, net of financing costs.......       --     67,637    131,600
 Proceeds from issuance of long-term
  debt, net of  issuance costs.................       --    167,808         --
 Principal payments on long-term debt..........   (8,097)   (15,545)    (2,472)
  Repurchase of common stock...................       --     (1,538)    (1,580)
  Repayments of borrowings under bank line
   of credit...................................       --    (14,000)   (10,600)
      Early retirement of debt.................       --   (223,017)        --
                                                --------   --------   --------
  NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES..................................   (8,097)   (18,655)   116,948
                                                --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS.................................   12,168     (2,969)     4,931
CASH AND CASH EQUIVALENTS, at beginning of
year...........................................   29,430     41,598     38,629
                                                --------   --------   --------
CASH AND CASH EQUIVALENTS, at end of year...... $ 41,598   $ 38,629   $ 43,560
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- Background Information and Basis of Presentation

Background Information

    Coast Resorts, Inc. ("Coast Resorts" or the "Company") is a Nevada corporation and serves as a holding company for Coast Hotels and Casinos, Inc. ("Coast Hotels") and (through July 21, 1998) Coast West, Inc. ("Coast West"), also Nevada corporations. Through Coast Hotels, the Company owns and operates the following hotel-casinos in Las Vegas, Nevada:

o Gold Coast Hotel and Casino, which is located approximately one mile west of the Las Vegas Strip on Flamingo Road.

o   Barbary Coast Hotel and Casino, which is located on the Las Vegas Strip.

o The Orleans Hotel and Casino, which is located approximately one mile west of the Las Vegas Strip on Tropicana Avenue.

o The Suncoast Hotel and Casino, which is located in the western Las Vegas valley. The Suncoast opened September 12, 2000.

    On July 21, 1998, the Company contributed the capital stock of Coast West to Coast Hotels, as a result of which Coast West became a wholly owned subsidiary of Coast Hotels. In March 1999, Coast West was merged into Coast Hotels.

Basis of Presentation

    The consolidated financial statements for 1998 include the accounts of the Company and its subsidiaries through the date on which Coast West was contributed to Coast Hotels. The 1998 consolidated financial statements subsequent to that date and for 1999 include the accounts of the Company and Coast Hotels. All intercompany balances and transactions have been eliminated for all periods presented.

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

                       COAST RESORTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -- Summary of Significant Accounting Policies (continued)

Property, Equipment and Depreciation

    Property and equipment are stated at cost. Expenditures for additions, renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income. Depreciation is computed by the straight-line method over the estimated useful lives of property and equipment, which range from 5 to 15 years for equipment and 25 to 40 years for buildings and improvements.

    During construction, the Company capitalizes interest and other direct and indirect development costs. Interest is capitalized monthly by applying the effective interest rate on certain borrowings to the average balance of expenditures. The interest that was capitalized was $58,000 (1998), $612,000
(1999) and $4,511,000 (2000).

Pre-opening and Related Promotional Expense

    Prior to January 1, 1999, costs associated with the opening of new hotel-casinos or major additions to an existing hotel-casino, including personnel, training, certain marketing and other costs, were capitalized and charged to expense over management's estimate of the period of economic benefit associated with such costs. Management believes that such period, with respect to major hotel-casinos, is within one fiscal quarter of the date of opening. Effective January 1, 1999, pre-opening costs are expensed as incurred. Pre-opening costs of $6,161,000 and $235,000 were expensed in during the years ended December 31, 2000 and 1999, respectively, in connection with the development of the Suncoast. There were no capitalized pre-opening costs at December 31, 1998.

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

Advertising Costs

    Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising costs consist primarily of mailing costs associated with direct mail programs. Capitalized advertising costs were immaterial at December 31, 1999 and 2000. Advertising expense was approximately $6.0 million, $5.4 million and $6.5 million for the years ended December 31, 1998, 1999 and 2000, respectively.

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

Progressive Jackpot Payouts

    The Company has a number of progressive slot machines, progressive poker games and a progressive keno game. As coins are played on the progressive slot machines, the amount available to win increases, to be paid out when the appropriate jackpot is hit. The keno game and poker game payouts also increases with the amount of play, to be paid out when hit. In accordance with common industry practice, the Company has recorded the progressive jackpot as a liability with a corresponding charge against casino revenue.

Promotional Allowances

    The retail value of hotel accommodations and food and beverage items provided to customers without charge is included in gross revenues and then deducted as promotional allowances, to arrive at net revenues. The estimated cost of providing these complimentary services is as follows for the years ended December 31, 1998, 1999 and 2000:

                                       December 31,
                                 1998      1999      2000
                               --------  --------  --------
                                      (in thousands)
Hotel.......................   $  2,497  $  2,167  $  2,199
Food and beverage...........     25,552    28,593    32,044
                               --------  --------  --------
                               $ 28,049  $ 30,760  $ 34,243
                               ========= ========  ========

   The cost of promotional allowances has been allocated to expense as follows for the years ended December 31, 1998, 1999 and 2000:

                                       December 31,
                                 1998      1999      2000
                               --------  --------  --------
                                      (in thousands)
Casino......................   $ 25,290  $ 28,106  $ 32,052
Other.......................      2,759     2,654     2,191
                               --------  --------  --------
                               $ 28,049  $ 30,760  $ 34,243
                               ========  ========  ========

                       COAST RESORTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -- Summary of Significant Accounting Policies (continued)

Slot Club Promotion

    Coast Resorts has established promotional slot clubs to encourage repeat business from frequent and active slot customers. Members in the clubs earn points based on slot activity accumulated in the members' account. Points can be redeemed for certain consumer products (typically household appliances), travel, food and beverage and cash. The Company accrues for slot club points expected to be redeemed in the future based on the average cost of items expected to be redeemed.

Income Taxes

    Coast Resorts accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109 deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Cash and Cash Equivalents

    Coast Resorts considers all highly liquid investments with a remaining maturity at acquisition of three months or less to be cash equivalents. Cash in excess of daily requirements is typically invested in U.S. Government-backed repurchase agreements with maturities of 30 days or less. Such investments are generally made with major financial institutions having a high credit rating. At times, the Company's cash deposited in financial institutions may be in excess of federally insured limits. These instruments are stated at cost, which approximates fair value because of their short maturity.

Net Income (Loss) Per Common Share

    Basic earnings per share is computed based on weighted average shares outstanding while diluted earnings per share reflects the additional dilution for all potential dilutive securities, such as stock options and warrants.

    Net income per common share for the years ended December 31, 1998, 1999 and 2000 is computed by dividing net income by the weighted average number of shares of common stock outstanding, which weighted average totaled 1,494,353 shares, 1,478,978 shares and 1,471,208 shares, respectively. There were no options to purchase common stock issued in 1998. The weighted-average number of options to purchase common stock outstanding for the years ended December 31, 1999 and 2000 was 10,971 and 22,862, respectively. However, these options were excluded from the calculation of diluted earnings per share in 1999, as their inclusion would have been antidilutive (by reducing the loss per share).

                       COAST RESORTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -- Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

    The Company extends credit to patrons after background checks and investigations of creditworthiness and does not require collateral. The Company has a concentration of credit risk in Southern Nevada. The Company records provisions for potential credit losses and such losses have been within management's expectations. Management believes that as of December 31, 2000, no significant concentration of credit risk exists for which an allowance has not already been determined and recorded.

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

Reclassifications

    Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform with the 2000 presentation.

Accounting for Derivative Instruments and Hedging Activity

    In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") entitled "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as a hedge of specific financial exposures. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and, if used in hedging activities, its effective use as a hedge. SFAS 133 as amended is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. SFAS 133 should not be applied retroactively to financial statements for prior periods. The Company will adopt SFAS 133 when required. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS 133 will have a significant effect on the Company's earnings or financial position.

                       COAST RESORTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- Property and Equipment

    Major classes of property and equipment consist of the following as of December 31, 1999 and 2000:

                                      December 31,
                                    1999       2000
                                  --------   --------
                                      (in thousands)
Building.......................   $241,605   $371,142
Furniture and fixtures.........    162,961    231,643
                                  --------   --------
                                   404,566    602,785
Less accumulated depreciation..   (118,249)  (138,014)
                                  --------   --------
                                   286,317    464,771
Land...........................     15,232     15,232
Construction in progress.......     36,155      5,922
                                  --------   --------
Net property and equipment.....   $337,704   $485,925
                                  ========   ========

NOTE 4 -- Leases

    The Barbary Coast building is located on land that is leased. The lease term runs through May 2003 with a purchase option and two 30-year renewal options. In addition, the parking lot adjacent to the building is being leased under a 10-year lease, which runs through January 2003. Annual rental payments under these leases total $300,000.

    During December 1995, the Company entered into a ground lease for the land underlying The Orleans. The land is owned by The Tiberti Company, a Nevada general partnership, of which a stockholder of Coast Resorts is the managing partner. The stockholder is also the president and a director and stockholder of the general contractor for the construction of The Orleans and the Suncoast, as more fully described in Note 12. The lease provides for an initial term of fifty years with a twenty-five year renewal option and includes a purchase option, exercisable by the Company, at fair market value during the twentieth and twenty-first years of the lease. Lease payments range from $175,000 to $250,000 per month during the first sixteen years of the lease increasing by 3% per annum thereafter. The total amount of the base rent payments on The Orleans lease is being charged to expense on the straight-line method over the term of the lease. The Company has recorded deferred rent to reflect the excess of rent expense over cash payments since inception of the lease.

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

                       COAST RESORTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -- Leases (continued)

Future Minimum Lease Payments

    The following is an annual schedule of future minimum cash lease payments required under operating leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 2000:

Operating Leases

Year Ending December 31,         Payments
                                 --------
                              (in thousands)
2001..........................      5,060
2002..........................      5,370
2003..........................      5,363
2004..........................      5,240
2005..........................      5,300
Later years...................    405,261
                                 --------
Total minimum lease payments...  $431,594
                                 ========

Rent Expense

    Rent expense for the years ended December 31, 1998, 1999 and 2000 is as follows:

                             December 31,
                      -------------------------
                        1998     1999    2000
                      -------  -------  -------
                            (in thousands)
Occupancy rentals...  $ 8,597  $ 6,688  $ 5,935
Other equipment.....      115      120      146
                      -------  -------  -------
                      $ 8,712  $ 6,808  $ 6,081
                      =======  =======  =======

NOTE 5 -- Accrued Liabilities

    Major classes of accrued liabilities consist of the following as of December 31, 1999 and 2000:

                                                December 31,
                                            ------------------
                                              1999      2000
                                            --------  --------
                                               (in thousands)
Slot club liability.......................  $  8,007  $  7,293
Compensation and benefits.................     9,118    12,651
Progressive jackpot payouts...............     4,380     4,532
Customer  deposits and unpaid winners.....     3,524     5,594
Deferred sports book revenue..............     1,229     1,500
Taxes.....................................       713       911
Accrued interest expense..................     4,323     4,364
Outstanding  chip  and  token liability...     1,051       948
Other....................................        436       415
                                            --------  --------
                                            $ 32,781  $ 38,208
                                            ========  ========

                       COAST RESORTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -- Long-Term Debt

    Long-term debt consists of the following as of December 31, 1999 and 2000:

                                                                 December 31,
                                                              ------------------
                                                                1999      2000
                                                              --------  --------
Related parties:                                                (in thousands)
7.5% notes, payable in monthly installments of interest only, with all principal and any unpaid interest due December 31,
 2001. The notes are uncollateralized and are payable to the former partners of Barbary Coast and Gold Coast............. $  1,975  $  1,975

Non-related parties:
9.5% senior subordinated notes due April 2009, with interest
 payable semiannually on April 1 and October 1...............  175,000   175,000

$200.0 million reducing revolving credit facility due April
 2004, collateralized by substantially all of the assets of
 Coast Hotels and Casinos, Inc...............................   55,000   176,000

13% First Mortgage Notes due 2002, with interest payable
 semiannually on June 15 and December 15.....................    1,960        --

8.6% note due August 11, 2007, payable in monthly
 installments of $26,667 principal plus interest on remaining
 principal balance, collateralized by 1980 Hawker aircraft...    2,453     2,133

Other notes payable..........................................      851       659
                                                              --------  --------
                                                               237,239   355,767
Less: current portion........................................    2,473     2,430
                                                              --------  --------
                                                              $234,766  $353,337
                                                              ========  ========

    In March 1999, Coast Hotels issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured revolving credit facility due 2004 to facilitate a refinancing. Availability under the credit facility was increased to $200.0 million in September 1999. Coast Resorts is a guarantor of the indebtedness under both of these debt agreements. Borrowings under the credit facility bear interest, at Coast Hotels' option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). The premium varies depending on Coast Hotels' ratio of total debt to EBITDA and can vary between 125 and 250 basis points. As of December 31, 2000, the premium over LIBOR was 2.0% (200 basis points) and the interest rate was 8.64%. For the year ended December 31, 2000, the weighted average interest rate for the senior secured credit facility was 8.27%. Coast Hotels incurs a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. This variable fee is currently at the maximum rate of 0.5% per annum times the average unused portion of the facility.

    The availability under the $200.0 million credit facility will be reduced quarterly beginning in the fiscal quarter ending September 30, 2001. The reductions will be $6.0 million on September 30, 2001 and December 31, 2001. The initial advance of $47.0 million under the credit facility was used in connection with the repurchase of the 13% first mortgage notes and the 10-7/8% first mortgage notes and is more fully described below. Subsequent advances under the credit facility may be used for working capital, general corporate purposes, construction of the Suncoast, and certain improvements to The Orleans, the Gold Coast and the Barbary Coast. As of December 31, 2000, Coast Hotels had $24.0 million of availability under the $200.0 million credit facility.

                       COAST RESORTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -- Long-Term Debt (continued)

    With the proceeds from the senior subordinated notes and borrowings under the credit facility, Coast Hotels repurchased substantially all of the $175.0 million principal amount outstanding of 13% first mortgage notes in 1999. The remaining approximately $2.0 million in principal amount of the 13% first mortgage notes was redeemed on December 15, 2000 at a redemption price of 106.5% of the principal amount, plus any accrued and unpaid interest. In connection with the repurchase of the 13% notes and the 10-7/8% notes, the Company incurred repurchase premiums of $31.0 million and $2.1 million, respectively. The repurchase premiums and the write-offs of unamortized debt issuance costs and original issue discount resulted in an extraordinary loss of $27.0 million in 1999, net of applicable income tax benefit of $14.5 million.

    The loan agreement governing the $200.0 million senior secured revolving credit facility contains covenants that, among other things, limit the ability of Coast Hotels to pay dividends or make advances to Coast Resorts, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets. Additionally, the loan agreement requires that Coast Hotels maintain certain financial ratios with respect to its leverage and fixed charge coverage. Coast Hotels is also subject to certain covenants associated with the indenture governing the senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. Management believes that, at December 31, 2000, the Company was in compliance with all covenants and required ratios.

    On February 2, 2001 we issued an additional $50.0 million principal amount of senior subordinated notes. The net proceeds of approximately $48.8 million were used to reduce borrowings under our senior secured credit facility, which will provide the Company with additional availability under the credit facility. The notes were issued under the same indenture and have the same terms, interest rate and maturity date as our $175.0 million principal amount of senior subordinated notes.

    Maturities on long-term debt are as follows:

Year Ending  December 31,  Maturities
- -------------------------  ----------
                          (in thousands)
2001.....................   $  2,430
2002.....................     17,469
2003.....................     40,482
2004.....................    119,497
2005.....................        323
Thereafter...............    175,566
                           ----------
                            $355,767
                           ==========

                       COAST RESORTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -- Income Taxes and Pro Forma Data

    The components of the income tax provision (benefit) for the years ended December 31, 1998, 1999 and 2000 were as follows:

                         December 31,
                 -------------------------
                   1998     1999     2000
                 -------  -------  -------
Federal:               (in thousands)
Current........  $ 3,908  $(1,073) $ 6,862
Deferred.......    1,086   (3,099)   7,543
                 -------  -------  -------
                 $ 4,994  $(4,172) $14,405
                 =======  =======  =======

    The income tax provision (benefit) before consideration of the extraordinary loss for the years ended December 31, 1998, 1999 and 2000 differs from that computed at the federal statutory corporate tax rate as follows:

                                          December 31,
                                    ----------------------
                                     1998    1999    2000
                                    ------  ------  ------
Federal statutory rate.............  35.0%   35.0%   35.0%
Other..............................   3.5%   (2.2%)    --
                                    ------  ------  ------
Effective tax rate.................  38.5%   32.8%   35.0%
                                    ======  ======  ======

    The tax effects of significant temporary differences representing net deferred tax assets and liabilities at December 31, 1999 and 2000 are as follows:
                                           December 31,
                                        -----------------
                                         1999      2000
                                        -------   -------
                                          (in thousands)
Deferred tax assets:
 Current:
  Accrued vacation....................  $   894   $   887
  Allowance  for doubtful accounts....      375       319
  Accrued slot club points............      714       120
  Progressive liabilities.............    1,075     1,060
  Accrued medical and other benefits..      244       567
                                        -------   -------
   Total current......................    3,302     2,953
                                        -------   -------
 Non-current:
  FICA, alternative minimum tax
   and other tax credits..............    4,672       583
  Deferred rent.......................    5,336     7,116
                                        -------   -------
   Total non-current..................   10,008     7,699
                                        -------   -------
Total deferred tax assets.............   13,310    10,652
                                        -------   -------
Deferred tax liabilities:
 Non-current:
  Property, plant and equipment.......  (14,230)  (19,115)
                                        -------   -------
   Total deferred tax liabilities.....  (14,230)  (19,115)
                                        -------   -------
Net deferred tax liability............  $  (920)  $(8,463)
                                        =======   =======

                       COAST RESORTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -- Fair Value of Financial Instruments

    The following estimated fair values of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts and estimated fair values of the Company's other financial instruments at December 31, 2000 are as follows:

                                        Carrying   Fair
                                         Amount    Value
                                        --------  --------
                                          (in thousands)
Liabilities:
 Current portion of long-term debt....  $  2,430  $  2,430
                                        ========  ========
 Revolving credit facility............  $176,000  $176,000
                                        ========  ========
 9.5% senior subordinated notes.......  $175,000  $168,438
                                        ========  ========
 Other long-term debt.................  $  2,337  $  2,508
                                        ========  ========

    For the current portion of long-term debt, the carrying amount approximates fair value due to the short-term nature of such debt. The carrying amount on the revolving credit facility is a reasonable estimate of fair value because this debt is carried with a floating interest rate. The fair value of the 9.5% senior subordinated notes was determined based upon market quotes. For all other long-term debt, the fair value is estimated using a discounted cash flow analysis, based on the incremental borrowing rates currently available to the Company for debt with similar terms and maturity.

NOTE 9 -- Commitments and Contingencies

    The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

    The Company has commenced certain capital improvement projects at the Gold Coast and the Suncoast for which budgeted expenditures are estimated to total approximately $30.5 million. The Company anticipates the projects will be completed during 2001.

NOTE 10 -- Related Party Transactions

    Coast  Hotels'  advertising  services  are  provided by LGT  Advertising,  a company owned by several stockholders of Coast Resorts. LGT purchases advertising for Coast Hotels from third parties and passes along any discounts they receive. LGT and its owners receive no compensation or profit for these services, as Coast Hotels is invoiced for actual costs incurred. Advertising expense paid to LGT amounted to approximately $6.0 million, $5.4 million and $6.5 million for the years ended December 31, 1998, 1999 and 2000, respectively.

                       COAST RESORTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -- Related Party Transactions (continued)

    Coast Hotels purchases certain of its equipment and inventory for its operations from RJS, a company owned by the father of a major stockholder and director of Coast Resorts and a director and officer of Coast Hotels and the Company's restaurant manager. RJS invoices Coast Hotels based on actual costs incurred. For the fiscal years ended December 31, 1998, 1999 and 2000, Coast Hotels incurred expenses payable to RJS of approximately $829,000, $2.1 million and $6.5 million, respectively.

    Coast Hotels purchases wallboards and parlay cards for its race and sports books from Nevada Wallboards, Inc. A major stockholder and director of Coast Resorts and a director and officer of Coast Hotels is the majority stockholder of Nevada Wallboards, Inc. for the fiscal years ended December 31, 1998, 1999 and 2000, Coast Hotels incurred expenses payable to Nevada Wallboards of approximately $186,000, $180,000 and $192,000, respectively.

    A director of the Company is the president and sole stockholder of Yates-Silverman, Inc. which was retained by the Company as the designer of The Orleans and the Suncoast. for the fiscal years ended December 31, 1998, 1999 and 2000, Coast Hotels incurred expenses payable to Yates-Silverman of approximately $500,000, $721,000 and $548,000, respectively.

    Coast Hotels maintains numerous racetrack dissemination contracts with Las Vegas Dissemination, Inc. ("LVD"). The son of a major stockholder and director of Coast Resorts and a director and officer of Coast Hotels is the president and sole shareholder of LVD. LVD has been granted a license by the Nevada gaming authorities to disseminate live racing for those events and tracks for which it contracts and has been granted the exclusive right to disseminate all pari-mutuel services and race wire services in the State of Nevada. Under these dissemination contracts, Coast Hotels pays to LVD an amount based on the wagers accepted for races held at the racetracks covered by the respective contracts. Coast Hotels also pays to LVD a monthly fee for race wire services. For the fiscal years ended December 31, 1998, 1999 and 2000, Coast Hotels incurred expenses payable to LVDC of approximately $3.1 million, $1.3 million and $1.6 million, respectively.

    J.A. Tiberti Construction Company ("Tiberti Construction") has served as the general contractor for the original construction of the Gold Coast and for certain expansions thereof, for the original construction of the Barbary Coast and all expansions thereof and for the original construction and Phase II expansion of The Orleans. Tiberti Construction is also the general contractor for the construction of the Suncoast. The president of Tiberti Construction is a stockholder and director of Coast Resorts and a director of Coast Hotels. For the years ended December 31, 1998, 1999 and 2000, Coast Hotels paid approximately $3.7 million, $27.9 million and $108.5 million, respectively, to Tiberti Construction in connection with such construction services.

    As more fully described in Note 4, Coast Hotels is a party to a ground lease with The Tiberti Company with respect to the land underlying The Orleans. The president of The Tiberti Company is a director and stockholder of Coast Resorts. Amounts paid to the Tiberti Company with respect to the lease were $2.4 million per year for the fiscal years ended December 31, 1998, 1999 and 2000.

                   COAST RESORTS, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -- Related Party Transactions (continued)

    Coast Hotels spent $300,000 in 1999 and $180,000 in 2000 to promote The Orleans by advertising on a racecar operated by the son of a major shareholder.

    The foregoing transactions are believed to be on terms no less favorable to us than could have been obtained from unaffiliated third parties and were approved by a majority of our disinterested directors.

NOTE 11 -- Benefit Plans

401(k) Plans

    Coast Hotels offers separate defined contribution 401(k) plans for eligible employees. All employees of the Gold Coast, The Orleans and the Suncoast, and all employees of the Barbary Coast not covered by a collective bargaining agreement, are eligible to participate. The employees may elect to defer up to 15% of their yearly compensation, subject to statutory limits. Coast Hotels makes matching contributions of 50% of the first 6% of the employees' contributions. Contribution expense was $1.3 million, $1.1 million and $1.6 million for the years ended December 31, 1998, 1999 and 2000, respectively.

Defined Benefit Plan

    Certain employees at the Barbary Coast are covered by a union-sponsored, collectively bargained, multi-employer, defined benefit pension plan. The Barbary Coast contributed $308,000, $310,000 and $309,000 during the years ended December 31, 1998, 1999 and 2000, respectively, to the plan. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.

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

    Effective January 1, 1999, the Company issued options to purchase 30,415 shares of its common stock to its chief operating officer. The options vest in one-third increments on January 1, 1999, January 1, 2000 and January 1, 2001. The options expire on December 31, 2008. Effective June 14, 1999, the Company issued options to purchase 5,000 shares of its common stock to its chief financial officer. The options vest in one-third increments on June 14, 1999, June 14, 2000 and June 14, 2001. The exercise price on the options is at $100 per share, which is equivalent to the estimated fair value of the Company's common stock at the grant date, as estimated by the Company from recent sales of common stock between shareholders. The options expire on June 13, 2009.

    Pro forma information regarding net income (loss) and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock option plan under the fair-value-based method of that Statement. The fair value for these options was estimated at the date of grant using the minimum value method (which is appropriate for valuing options of companies without publicly traded stock) with the following weighted-average assumptions: risk-free rate of return of approximately 5.0%, expected life of the options of 5 years and a 0% dividend yield. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the respective vesting periods of the options. For fiscal 1999 the pro forma net loss would have been $6,013,000, and for fiscal 2000 the pro forma net income would have been $26,531,000. The pro forma net loss per common share would have been $4.07 for fiscal 1999, and the pro forma net income per common share would have been $17.76 for 2000.

NOTE 12 - Treasury Stock

    In May 1999, our board of directors authorized the potential repurchase of up to 50,000 shares of common stock from stockholders at a maximum aggregate repurchase price of $5.0 million. As of December 31, 2000, we have repurchased a total of 31,175 shares of common stock from shareholders at a total purchase price of $3.1 million.

                       COAST RESORTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 -- Supplemental Cash Flows Information

    For the years ended December 31, 1998, 1999 and 2000 supplemental cash flows information amounts are as follows:
                                                       December 31,
                                              ----------------------------
                                                1998      1999      2000
                                              --------  --------  --------
                                                      (in thousands)
Interest paid................................ $ 26,764  $ 19,387  $ 27,913
                                              ========  ========  ========
Income taxes paid............................ $  2,300  $     --  $ 12,600
                                              ========  ========  ========
Supplemental schedule of non-cash investing
 and financing activities:
Property and equipment acquisitions included
 in accounts payable  or  financed   through
 notes payable..............................  $     --  $  8,304  $  4,868
                                              ========  ========  ========


NOTE 14  -- Regulation of Gaming Operations

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

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENTS SCHEDULES

To  the  Directors  and  Stockholders  of  Coast  Resorts,  Inc.  and
Subsidiary

Our audits of the consolidated financial statements referred to in our opinion dated February 2, 2001 appearing in this Annual Report on Form 10-K of Coast Resorts, Inc. also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 2, 2001

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

                               COAST RESORTS, INC.
                              (Parent Company Only)
                            CONDENSED BALANCE SHEETS
                           December 31, 1999 and 2000
                    (dollars in thousands, except share data)

                                                 1999     2000
                                               -------- --------
                  ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents.................. $     13 $     --
   Refundable income taxes....................       --    5,875
   Other current assets.......................      660       --
                                               -------- --------
     TOTAL CURRENT ASSETS.....................      673    5,875
INVESTMENT IN SUBSIDIARY......................   97,293  124,107
                                               -------- --------
                                               $ 97,966 $129,982
                                               ======== ========
             LIABILITIES AND
           STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Due to Coast Hotels........................ $  2,863  $  9,464
   Accrued liabilities........................       --       217
                                               --------  --------
     TOTAL CURRENT LIABILITIES................    2,863     9,681
                                               --------  --------

 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 500,000
    shares authorized, none issued and
    outstanding...............................       --        --
   Common stock, $.01 par value, 2,000,000
    shares authorized, 1,478,978 (1999) and
    1,463,178 (2000) shares issued and
    outstanding...............................       15        15
   Treasury stock.............................   (1,538)   (3,118)
   Additional paid-in capital.................   95,398    95,398
   Retained earnings (deficit)................    1,228    28,006
                                               --------  --------
     TOTAL STOCKHOLDERS' EQUITY..........        95,103   120,301
                                               --------  --------
                                               $ 97,966  $129,982
                                               ========  ========

                                                                      SCHEDULE I

                               COAST RESORTS, INC.
                              (Parent Company Only)
                       CONDENSED STATEMENTS OF OPERATIONS
              For The Years Ended December 31, 1998, 1999 and 2000
                             (dollars in thousands)

                                                      1998      1999      2000
                                                   --------- --------- ---------

Equity interest in income (loss)from subsidiary..  $   8,287 $ (5,761) $ 26,950
General and administrative expenses..............       (134)     (35)      (35)
                                                   ---------  --------  --------
Income (loss) before income taxes................      8,153   (5,796)   26,915
Income tax provision (benefit)...................        166      (11)      137
                                                   ---------  -------- ---------
NET INCOME (LOSS)................................  $   7,987 $ (5,785) $ 26,778
                                                   =========  ========  ========

Basic net income (loss) per share of
  common stock...................................  $    5.34 $  (3.91) $  18.20
                                                   =========  ========  ========
Diluted net income  (loss) per share
of common stock..................................  $    5.34 $  (3.91) $  17.92
                                                   =========  ========  ========

Basic weighted average common
shares outstanding...............................  1,494,353 1,478,978 1,471,208
                                                   ========= ========= =========
Diluted weighted average common
shares outstanding...............................  1,494,353 1,478,978 1,494,066
                                                   ========= ========= =========

                                                                      SCHEDULE I

                               COAST RESORTS, INC.
                              (Parent Company Only)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              For The Years Ended December 31, 1998, 1999 and 2000
                             (dollars in thousands)

                                         Common Stock   Additional  Retained
                                       ----------------   Paid-In   Earnings   Treasury
                                        Shares   Amount   Capital   (Deficit)   Stock      Total
                                       --------- ------  ---------  ---------  --------  --------
Balances at December 31, 1997......... 1,494,353 $  15   $ 95,398   $   (974)   $    --  $ 94,439
  Net income..........................        --    --         --      7,987         --     7,987
                                       --------- ------  ---------  ---------  --------  --------
Balances at December 31, 1998......... 1,494,353    15     95,398      7,013         --   102,426
  Repurchase of common stock..........   (15,375)   --         --         --     (1,538)   (1,538)
  Net loss............................        --    --         --     (5,785)        --    (5,785)
                                       --------- ------  ---------  ---------  --------  --------
Balances   at  December 31, 1999...... 1,478,978    15     95,398      1,228     (1,538)   95,103
  Repurchase  of common stock.........   (15,800)   --         --         --     (1,580)   (1,580)
  Net income..........................        --    --         --     26,778         --    26,778
                                       --------- ------  ---------  ---------  --------  --------
Balances   at  December 31, 2000...... 1,463,178 $  15   $ 95,398   $ 28,006    $(3,118) $120,301
                                       ========= ======  =========  =========  ========  ========

                                                                      SCHEDULE I

                               COAST RESORTS, INC.
                              (Parent Company Only)
                    CONDENSED STATEMENTS OF CASH FLOWS
           For The Years Ended December 31, 1998, 1999 and 2000
                             (dollars in thousands)
                                                 1998     1999     2000
                                               -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................   $ 7,987  $(5,785) $26,778
                                               -------  -------  -------
ADJUSTMENTS  TO RECONCILE  NET INCOME (LOSS) TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Equity interest in net (income) loss
   from subsidiary...........................   (8,287)   5,761  (26,950)
  Non-cash tax expense.......................       --       --      136
  Other current assets.......................       --     (660)  (5,215)
  Accrued liabilities........................       --      (30)     217
  Due to Coast Hotels........................      300    2,262    6,601
                                               -------  -------  -------
   TOTAL ADJUSTMENTS.........................   (7,987)   7,333  (25,211)
                                               -------  -------  -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES..       --    1,548    1,567
                                               -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase at common stock.................       --   (1,538)  (1,580)
                                               -------  -------  -------
  NET CASH USED IN FINANCING ACTIVITIES .....       --   (1,538)  (1,580)
                                               -------  -------  -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.................................       --       10      (13)
CASH AND CASH EQUIVALENTS, at beginning of year      3        3       13
                                               -------  -------  -------
CASH AND CASH EQUIVALENTS, at end of year....  $     3  $    13  $    --
                                               =======  =======  =======

                                                                     SCHEDULE II

                       COAST RESORTS, INC. AND SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS
              For The Years Ended December 31, 1998, 1999 and 2000
                             (dollars in thousands)

                                            ADDITIONS   ADDITIONS
                                BALANCE AT  CHARGED TO  CHARGED TO            BALANCE AT
                                BEGINNING   COSTS AND   OTHER                 END OF
      DESCRIPTION               OF YEAR     EXPENSES    ACCOUNTS  DEDUCTIONS  YEAR
                                ----------  ---------  ---------  ----------  ---------
Allowance for doubtful accounts
 (casino receivables):
Year ended December 31, 1998...   $  194      $1,499     $   --     $1,099      $  594
                                ==========  =========  =========  ==========  =========
Year ended December 31, 1999...   $  594      $1,281    $    --     $1,033      $  842
                                ==========  =========  =========  ==========  =========
Year ended December 31, 2000...   $  842      $  556    $    --     $  685      $  713
                                ==========  =========  =========  ==========  =========