Form 10-Q
period 2001-03-31
COAST RESORTS INC
filed 2001-05-15
CIK 1001865

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---                                ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001


                                       OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---                                ACT OF 1934
    For the Transition Period from ____________________ to ____________________


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

     Shares of Common Stock outstanding as of May 15, 2001: 1,463,178

  ------------------------------------------------------------------------------

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       COAST RESORTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                      March 31,
                                                        2001      December 31,
                                                     (unaudited)      2000
                                                   -------------  --------------
                      ASSETS

CURRENT ASSETS:
   Cash and cash equivalents......................  $   57,808     $   43,560
   Accounts receivable, net.......................       5,825          5,658
   Other current assets...........................      20,039         24,284
                                                   -------------  --------------
   TOTAL CURRENT ASSETS...........................      83,672         73,502
PROPERTY AND EQUIPMENT, net.......................     481,830        485,925
OTHER ASSETS......................................       8,147          7,772
                                                   -------------  --------------
                                                    $  573,649     $  567,199
                                                   =============  ==============
                  LIABILITIES AND
               STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable...............................  $   11,759     $   16,308
   Accrued liabilities............................      45,569         38,208
   Construction accounts payable..................       3,943          4,868
   Current portion of long-term debt..............       2,443          2,430
                                                   -------------  --------------
   TOTAL CURRENT LIABILITIES......................      63,714         61,814
LONG-TERM DEBT, less current portion..............     345,861        353,337
DEFERRED INCOME TAXES.............................      11,900         11,417
DEFERRED RENT.....................................      21,214         20,330
                                                   -------------  --------------
   TOTAL LIABILITIES..............................     442,689        446,898
                                                   -------------  --------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 500,000
      shares authorized, none issued and
      outstanding.................................          --             --
   Common stock, $.01 par value, 2,000,000 shares
      authorized, 1,463,178 shares issued and
      outstanding.................................          15             15
   Treasury stock.................................      (3,118)        (3,118)
   Additional paid-in capital.....................      95,398         95,398
   Retained earnings .............................      38,665         28,006
                                                   -------------  --------------
   TOTAL STOCKHOLDERS' EQUITY.....................     130,960        120,301
                                                   -------------  --------------
                                                    $  573,649     $  567,199
                                                   =============  ==============

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                       COAST RESORTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2001 and 2000
                    (dollars in thousands, except share data)
                                   (unaudited)

                                         Three Months Ended
                                              March 31,
                                      -------------------------
                                          2001         2000
                                      ------------  -----------
OPERATING REVENUES:
   Casino...........................   $   94,721   $   73,011
   Food and beverage................       26,693       19,704
   Hotel............................        9,945        8,314
   Other............................        8,786        6,921
                                      ------------  -----------
     GROSS OPERATING REVENUES.......      140,145      107,950
   Less: promotional allowances.....      (12,597)      (9,364)
                                      ------------  -----------
     NET OPERATING REVENUES.........      127,548       98,586
                                      ------------  -----------
OPERATING EXPENSES:
   Casino...........................       43,169       32,882
   Food and beverage................       18,865       13,346
   Hotel............................        3,783        3,165
   Other............................        6,699        5,592
   General and administrative.......       22,915       16,288
   Pre-opening expenses ............           --          268
   Deferred rent....................          884          520
   Depreciation and amortization....        8,568        5,774
                                      ------------  -----------
     TOTAL OPERATING EXPENSES.......      104,883       77,835
                                      ------------  -----------
OPERATING INCOME....................       22,665       20,751
                                      ------------  -----------
OTHER INCOME (EXPENSES):
   Interest expense, net............       (7,981)      (5,475)
   Interest capitalized ............           62          970
   Gain on disposal of assets ......        1,534           --
                                      ------------  -----------
TOTAL OTHER INCOME (EXPENSES).......       (6,385)      (4,505)
                                      ------------  -----------
INCOME BEFORE INCOME TAXES..........       16,280       16,246
Income tax provision ...............        5,621        5,608
                                      ------------  -----------
NET INCOME..........................   $   10,659   $   10,638
                                      ============  ===========
PER SHARE INFORMATION:
Basic net income per share of
   common stock.....................   $     7.28   $     7.19
                                      ============  ===========
Diluted net income per share of
   common stock.....................   $     7.11   $     7.02
                                      ============  ===========
Basic weighted-average shares
   outstanding......................    1,463,178    1,478,978
                                      ============  ===========
Diluted weighted-average shares
   outstanding......................    1,498,593    1,514,393
                                      ============  ===========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                       COAST RESORTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2001 and 2000
                             (dollars in thousands)
                                   (unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                        -----------------------
                                                            2001        2000
                                                        -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.........................................   $  10,659   $  10,638
                                                        -----------  ----------
   ADJUSTMENTS TO RECONCILE NET INCOME TO
      NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization....................       8,568       5,774
     Amortization of debt offering costs..............         294          --
     Gain on disposal of assets.......................      (1,534)         --
     Deferred income taxes............................         576         355
     Deferred rent....................................         884         900
     Changes in assets and liabilities:
      Net increase (decrease) in accounts receivable
         and other assets.............................       4,200      (1,899)
      Net increase in accounts payable and accrued
         liabilities...................................      2,812       7,983
                                                        -----------  ----------
   TOTAL ADJUSTMENTS..................................      15,800      13,113
                                                        -----------  ----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES..........      26,459      23,751
                                                        -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net of amounts in
construction accounts payable.........................     (13,234)    (31,235)
   Proceeds from disposal of assets...................       9,415          --
                                                        -----------  ----------
   NET CASH USED IN INVESTING ACTIVITIES..............      (3,819)    (31,235)
                                                        -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt...........      49,071          --
   Principal payments on long-term debt...............        (463)       (270)
   Proceeds from borrowings under bank line of credit.       6,000       9,000
   Repayments of borrowings under bank line of credit.     (63,000)         --
                                                        -----------  ----------
   NET CASH (USED IN) PROVIDED BY FINANCING
      ACTIVITIES......................................      (8,392)      8,730
                                                        -----------  ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS.............      14,248       1,246
CASH AND CASH EQUIVALENTS, at beginning of period.....      43,560      38,629
                                                        -----------  ----------
CASH AND CASH EQUIVALENTS, at end of period...........   $  57,808   $  39,875
                                                        ===========  ==========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                       COAST RESORTS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Year Ended December 31, 2000 and
                    For the Three Months Ended March 31, 2001
                             (dollars in thousands)

                                   Common Stock     Additional
                                 -----------------   Paid-In    Retained   Treasury
                                  Shares   Amount    Capital    Earnings     Stock      Total
                                ---------  -------  ----------  ---------  ---------  ---------
Balances at December 31, 1999.. 1,478,978  $   15   $  95,398   $  1,228   $ (1,538)  $ 95,103
   Repurchase of common stock..   (15,800)     --          --         --     (1,580)    (1,580)
   Net income..................        --      --          --     26,778         --     26,778
                                ---------  -------  ----------  ---------  ---------  ---------
Balances at December 31, 2000.. 1,463,178      15      95,398     28,006     (3,118)   120,301
   Net income..................        --      --          --     10,659         --     10,659
                                ---------  -------  ----------  ---------  ---------  ---------
Balances at March 31, 2001
   (unaudited)................. 1,463,178  $   15   $  95,398   $ 38,665   $ (3,118)  $130,960
                                =========  =======  ==========  =========  =========  =========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                       COAST RESORTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND INFORMATION AND BASIS OF PRESENTATION

Background Information

     Coast Resorts, Inc. ("Coast Resorts") is a Nevada corporation and serves as a holding company for Coast Hotels and Casinos, Inc. ("Coast Hotels"), which is also a Nevada corporation. Through Coast Hotels, the Company owns and operates four Las Vegas hotel-casinos:

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

o The Barbary Coast Hotel and Casino, which opened in March 1979, is located on the Las Vegas Strip.

Basis of Presentation

     The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In addition, certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results for the interim period have been included. The interim results reflected in the unaudited consolidated financial statements are not necessarily indicative of expected results for the full year.

     On January 1, 2001, the Company adopted Emerging Issues Task Force Issue 00-14 ("EITF 00-14"). EITF 00-14 requires that cash discounts and other cash incentives related to gaming play be recorded as a reduction to gross casino revenues. EITF 00-14 also requires that prior periods be restated to conform to this presentation. The Company previously recorded such incentives as an operating expense and has reclassified prior period amounts. There is no effect on previously reported net income.

                       COAST RESORTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LONG-TERM DEBT

     Long-term debt consists of the following as of March 31, 2001 and December 31, 2000:

                                                        March 31,
                                                          2001      December 31,
                                                       (unaudited)     2000
                                                       -----------  ------------
Related parties:                                             (in thousands)
7.5% notes, payable in monthly installments of
   interest only, with all principal and any unpaid
   interest due December 31, 2001. The notes are
   uncollateralized and are payable to the former
   partners of Barbary Coast and Gold Coast..........    $   1,975    $   1,975

Non-related parties:
9.5% senior subordinated notes due April 2009,
   with interest payable semiannually on April 1
   and October 1.....................................      225,000      175,000

$200.0 million reducing revolving credit facility due
   April 2004, collateralized by substantially all
   of the assets of Coast Hotels and Casinos, Inc....      119,000      176,000

8.6% note due August 11, 2007, payable in monthly
   installments of $26,667 principal plus interest
   on remaining principal balance, collateralized by
   1980 Hawker aircraft..............................        2,053        2,133

Other notes payable..................................          276          659
                                                        -----------  -----------
                                                           348,304      355,767
Less: current portion................................        2,443        2,430
                                                        -----------  -----------
                                                         $ 345,861    $ 353,337
                                                         ==========  ===========

     In March 1999, Coast Hotels issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured revolving credit facility due 2004 to facilitate a refinancing. Availability under the credit facility was increased to $200.0 million in September 1999. On February 2, 2001, Coast Hotels issued an additional $50.0 million principal amount of senior subordinated notes. The net proceeds of approximately $49.1 million were used to reduce borrowings under the senior secured credit facility. The notes were issued under the same indenture and have the same terms, interest rate and maturity date as the $175.0 million principal amount of senior subordinated notes issued in 1999.

     Coast Resorts is a guarantor of the indebtedness under both the indenture and the credit facility. Borrowings under the credit facility bear interest, at Coast Hotels' option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). The premium varies between 125 and 250 basis points, depending on Coast Hotels' ratio of total debt to EBITDA. As of March 31, 2001, the premium over LIBOR was 2.25% (225 basis points) and the interest rate was 7.3%. For the quarter ended March 31, 2001 the weighted-average interest rate for the senior secured credit facility was 7.95%. Coast Hotels incurs a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. As of March 31, 2001, this variable fee was at the maximum rate of 0.5% per annum times the average unused portion of the facility.

                       COAST RESORTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LONG-TERM DEBT (continued)

     The availability under the $200.0 million credit facility will be reduced quarterly beginning in the fiscal quarter ending September 30, 2001. The reductions will be $6.0 million on each of September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002; $8.5 million on each of September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003; and $11.5 million on each of September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004. Advances under the credit facility may be used for working capital, general corporate purposes and certain improvements to The Orleans, the Gold Coast, the Suncoast and the Barbary Coast. As of March 31, 2001, Coast Hotels had $81.0 million of availability under the $200.0 million credit facility.

     The loan agreement governing the $200.0 million senior secured revolving credit facility contains covenants that, among other things, limit the ability of Coast Hotels to pay dividends or make advances to Coast Resorts, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets of Coast Hotels. Additionally, the loan agreement requires that Coast Hotels maintain certain financial ratios with respect to its leverage and fixed charge coverage. Coast Hotels is also subject to certain covenants associated with the indenture governing the senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. Management believes that, at March 31, 2001, Coast Hotels was in compliance with all covenants and required ratios.

NOTE 3 - TREASURY STOCK

     In May 1999, Coast Resorts' board of directors authorized the potential repurchase of up to 50,000 shares of common stock from stockholders at a maximum aggregate repurchase price of $5.0 million. As of March 31, 2001, 31,175 shares of common stock have been repurchased from shareholders at a total purchase price of $3.1 million.

                       COAST RESORTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - EARNINGS PER SHARE

     Net income per common share excludes dilution and is computed by dividing income applicable to common shareholders by the weighted-average number of common shares outstanding. Net income per common share, assuming dilution, is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options.

     The computations of net income per common share and net income per common share, assuming dilution, for the three months ended March 31, 2001 and 2000, are as follows (in thousands, except share data, unaudited):

                                                   Three Months Ended
                                                       March 31,
                                                ----------------------
                                                   2001        2000
                                                ----------  ----------
Net income applicable to computations.........  $  10,659   $  10,638
                                                ==========  ==========
Weighted-average common shares applicable
   to net income per common share.............  $   1,463   $   1,479
Effect of dilutive securities:
   Stock option incremental shares............         35          35
                                                ----------  ----------
Weighted-average common shares applicable
   to net income per common share,
   assuming dilution..........................  $   1,498   $   1,514
                                                ==========  ==========
Basic net income per share of common stock....  $    7.28   $    7.19
                                                ==========  ==========
Diluted net income per share of common stock..  $    7.11   $    7.02
                                                ==========  ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, certain financial information regarding our results of operations:

                                    Three Months Ended
                                         March 31,
                                  ----------------------
                                     2001         2000
                                  -----------  -----------
                                      (in thousands)
                                        (unaudited)

Net operating revenues..........   $ 127,548   $  98,586
Operating expenses..............     104,883      77,835
                                  -----------  -----------
Operating income ...............   $  22,665   $  20,751
                                  ===========  ===========
Net income .....................   $  10,659   $  10,638
                                  ===========  ===========
EBITDA (1)......................   $  32,117   $  27,313
                                  ===========  ===========

(1) "EBITDA" means earnings before interest, taxes, depreciation, amortization, deferred (non-cash) rent expense, other non-cash expenses and certain non-recurring items, including pre-opening expenses and gains and losses on disposal of assets (for all periods presented, the only non-cash expense was deferred rent and the only non-recurring items were pre-opening expenses and gains and losses on disposal of assets). EBITDA is defined in our senior secured credit facility and in the indenture governing our senior subordinated notes. EBITDA is presented as supplemental disclosure because the calculation of EBITDA is necessary to determine our compliance with certain covenants under these financing agreements and because management believes that it is a widely used measure of operating performance in the gaming industry. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flows or a measure of liquidity. All companies do not calculate EBITDA in the same manner. As a result, EBITDA as presented here may not be comparable to the similarly titled measures presented by other companies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     In the quarter ended March 31, 2001, we experienced increases in revenues, operating income, net income and cash flows (EBITDA), primarily due to contributions from our newest hotel-casino, the Suncoast, which opened in September 2000. Net revenues in the first quarter were $127.5 million compared to $98.6 million in 2000, an increase of 29.4%. Operating income was $22.7 million in the quarter compared to $20.8 million in 2000, an increase of 9.2%. Net income was $10.7 million, up slightly over 2000 first quarter net income of $10.6 million. EBITDA (earnings before interest, taxes, depreciation, amortization, deferred rent, other non-cash expenses and certain non-recurring items, including pre-opening expenses and gains and losses on disposal of assets) was $32.1 million in the quarter, an increase of 17.6% over 2000 EBITDA of $27.3 million.

     Casino. Casino revenues were $94.7 million in the three months ended March 31, 2001 compared to $73.0 million in the same period in 2000, an increase of 29.7% due primarily to the opening in September 2000 of the Suncoast. Gold Coast casino revenues declined in the quarter due to the recent openings of two new locals-oriented casinos and construction disruption from the on-going renovation of the Gold Coast public areas. Additionally, a record Megabucks progressive jackpot of $34.0 million in the first quarter of the prior year attracted unusually high slot machine wagering volume in that period and contributed to a comparative decline in our slot revenues in 2001 at the Gold Coast, Barbary Coast and The Orleans.

     Casino expenses increased $10.3 million (31.3%) in the quarter, primarily due to the Suncoast. The casino operating margin was relatively flat at 54.4% compared to 55.0% in 2000.

     Food and Beverage. Food and beverage revenues were $26.7 million in the first quarter of 2001 compared to $19.7 million in 2000, an increase of 35.5% due primarily to the additional revenues from the Suncoast. Food and beverage expenses increased 41.4% to $18.9 million in 2001 compared to $13.3 million in 2000, primarily due to the additional expenses of the Suncoast.

     Hotel. Hotel room revenues were $9.9 million in the first quarter of 2001 compared to $8.3 million in 2000, an increase of 19.6% primarily due to the Suncoast. Additionally, improvements in the room occupancy percentage and the average daily rate at The Orleans contributed to the increase in revenues.

     Other. Other revenues were $8.8 million in the first quarter of 2001 compared to $6.9 million in 2000, an increase of 26.9% primarily due to the Suncoast. Other expenses also increased because of the Suncoast to $6.7 million in 2001 compared to $5.6 million in 2000, an increase of 19.8%.

     General and Administrative. General and administrative expenses were $22.9 million in the first quarter of 2001 compared to $16.3 million in 2000, an increase of 40.7%, primarily due to the Suncoast expenses. Additionally, utilities expenses increased substantially in the quarter. Excluding the Suncoast, which opened in September 2000, electricity and gas expenses increased by $868,000 (75.2%) compared to the first quarter of 2000, primarily because increased costs of natural gas, which increased $672,000 (347.2%). Included in general and administrative expenses was cash rent expense of $1.3 million in 2001 and $675,000 in 2000. During the construction of the Suncoast and until it opened in September 2000, rent expense was capitalized as a cost of the project.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000 (continued)

     Pre-opening Costs. Pre-opening costs related to the development of the Suncoast were expensed as incurred. Pre-opening expenses were $268,000 in the first quarter of 2000. There were no pre-opening expenses in the first quarter of 2001.

     Deferred Rent. Deferred rent in the first quarter of 2001 was $884,000 compared to $520,000 in the first quarter of 2000. During the construction of the Suncoast and until it opened in September 2000, rent expense was capitalized as a cost of the project.

     Depreciation and Amortization. Depreciation and amortization expense was $8.6 million in the first quarter of 2001 compared to $5.8 million in 2000. The increase was primarily due to the opening of the Suncoast.

     Other Income (Expenses). Net interest expense increased in the first quarter of 2001 due to the higher debt related to the financing of the construction of the Suncoast. Net interest expense was $8.0 million in the quarter compared to $5.5 million in the first quarter of 2000. Capitalized interest decreased by $908,000 due to the completion of the Suncoast construction in September 2000. The $1.5 million net gain on disposal of assets included a gain of $2.4 million on the sale of approximately 29 acres that had been held for possible future development.

Liquidity and Capital Resources

     Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $26.5 million in the three months ended March 31, 2001 and $23.8 million in the three months ended March 31, 2000.

     Cash used in investing activities in the quarters ended March 31, 2001 and 2000 was $3.8 million and $31.2 million, respectively, and was primarily for capital expenditures. Expenditures of approximately $13.2 million in the first quarter of 2001, primarily for capital improvement projects at the Gold Coast, The Orleans and the Suncoast, were offset in part by proceeds received from the sale of assets, including approximately 29 acres of land in North Las Vegas that had been held for possible future development. Expenditures in the first quarter of 2000 were primarily for the construction of the Suncoast.

     Cash used in financing activities was $8.4 million in the first quarter of 2001, primarily from the issuance on February 2, 2001 of $50.0 million principal amount of senior subordinated notes which was offset by paydowns of the credit facility with cash flows from operations and approximately $49.1 million of net proceeds from the senior subordinated note issuance. The senior subordinated notes were issued under the same indenture and have the same terms, interest rate and maturity date as our $175.0 million principal amount of senior subordinated notes issued in 1999. Cash provided by financing activities was $8.7 million in the first quarter of 2000, primarily from borrowings under our $200.0 million senior secured credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

     The availability under our $200.0 million senior secured credit facility will be reduced in quarterly amounts beginning in the fiscal quarter ending September 30, 2001. The reductions will be $6.0 million on each of September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002; $8.5 million on each of September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003; and $11.5 million on each of September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004. The advances under the facility may be used for working capital, general corporate purposes, and certain improvements to our existing properties. As of March 31, 2001, we had $119.0 million outstanding under the $200.0 million credit facility. Borrowings under the credit facility bear interest, at our option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). The premium varies depending on our ratio of total debt to EBITDA and can vary between 125 and 250 basis points. As of March 31, 2001, the premium over LIBOR was 2.25% (225 basis points) and the interest rate was 7.3%. For the quarter ended March 31, 2001 the weighted-average interest rate for the senior secured credit facility was 7.95%.

     The loan agreement governing the $200.0 million senior secured revolving credit facility contains covenants that, among other things, limit Coast Hotels' ability to pay dividends or make advances to Coast Resorts, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets. Additionally, the loan agreement requires that we maintain certain financial ratios with respect to its leverage and fixed charge coverage. We are also subject to certain covenants associated with the indenture governing our $225.0 million principal amount of senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. We believe that, at March 31, 2001, we were in compliance with all covenants and required ratios.

Capital Expenditures

     In January 2001, we announced a proposed expansion of The Orleans. The project has an estimated cost of $100.0 million and is expected to be paid for primarily out of cash flows from operations through the first quarter of 2003. The expansion will include a special-events arena, a 620-room hotel tower, a 2600-car parking garage, six additional movie theaters, two restaurants and an Irish pub. Approximately 40,000 square feet of new gaming area and public space will also be created for future use. We anticipate that 2001 cash outlays for the project will total approximately $50.0 million, of which $3.2 million had been expended in the first quarter.

     In the fourth quarter of 2000, we commenced an approximately $20.0 million expansion and remodel of the Gold Coast. The project, which is expected to be paid for primarily out of cash flows from operations, will include a new, expanded buffet, a sports bar, an Asian-themed restaurant, 10,000 square feet of additional meeting space, the refurbishing of our standard hotel guest rooms and the redesign of most of the Gold Coast's public areas. We expect to complete the project by the fourth quarter of 2001 and to spend approximately $18.5 million in 2001, of which $4.1 million had been expended in the first quarter.

     The  Suncoast  hotel  room  tower  was  originally   built  to  accommodate
approximately 200 additional hotel rooms. We began construction of these additional rooms in the first quarter of 2001 and expect to complete them during 2001 at an estimated cost of $9.0 million. Additionally, we expect to complete the swimming pool and related landscaping in the second quarter of 2001 at a cost of approximately $11.5 million, of which $2.8 million had been expended in the first quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital Expenditures (continued)

     In the ordinary course of operating our hotel-casinos, it is necessary to upgrade or replace fixtures and equipment and to make improvements that will extend the lives of our physical plants. We anticipate that these maintenance capital expenditures will total approximately $12.0 million in 2001.

     A key element of our business strategy is the expansion or renovation of our existing properties as described above. The completion of these projects is subject to certain risks, including but not limited to:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Certain Forward-Looking Statements

     This Form 10-Q includes "forward-looking statements" within the meaning of the securities laws. All statements regarding our expected financial position, business strategies and financing plans under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business" and elsewhere in this Form 10-Q are forward-looking statements. In addition, in those and other portions of this Form 10-Q, the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends" and similar expressions, as they relate to Coast Resorts or its management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, and have based these expectations on our beliefs as well as assumptions we have made, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from such expectations are disclosed in this Form 10-Q, including, without limitation, the following factors:

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

o changes in laws or regulations, third party relations and approvals, decisions of courts, regulators and governmental bodies;

o    uncertainties related to the economy; and

o uncertainties related to the cost and/or availability of electricity and natural gas.

     All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. The forward-looking statements included are made only as of the date of this Form 10-Q. We do not intend, and undertake no obligation, to update these forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

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

Item 5.  Other Information.

    None.

Item 6.  Exhibits and Reports on Form 8-K:

    (a) Exhibits.

        None.
(b)   Reports on Form 8-K.

     On February 8, 2001, the Company filed a Form 8-K dated February 2, 2001 under Item 5, Other Events, with respect to the preliminary release of unaudited fourth quarter results and the issuance of $50,000,000 principal amount of additional 9 1/2% Senior Subordinated Noted Due 2009.

     On March 15, 2001,  the Company filed a Form 8-K dated March 14, 2001 under
Item 5, Other Events, with respect to the expiration of its offer to exchange up to $50.0 million principle amount of newly issued additional 9 1/2% Senior Subordinated Noted Due 2009.

     On March 27, 2001,  the Company filed a Form 8-K dated March 26, 2001 under
Item 5, Other Events, with respect to the availability of certain financial and other information on its website.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 2001                    COAST RESORTS, INC., a Nevada corporation


                                       By:   /s/ Gage Parrish
                                             -----------------------
                                             Gage Parrish
                                             Vice President and
                                             Chief Financial Officer