Form 10-Q
period 2001-06-30
COAST RESORTS INC
filed 2001-08-14
CIK 1001865

_______________________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

 (Mark One)
   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---                         EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes  X    No
                                                        ---      ---

                       APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Shares of Common Stock outstanding as of August 14, 2001:  1,462,678
________________________________________________________________________________

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                       COAST RESORTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                        June 30,       December
                                                          2001            31,
                                                       (unaudited)       2000
                                                        ---------     ---------
                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ........................    $  38,546     $  43,560
  Accounts receivable, net .........................        6,328         5,658
  Other current assets .............................       21,247        24,284
                                                        ---------     ---------
  TOTAL CURRENT ASSETS .............................       66,121        73,502
PROPERTY AND EQUIPMENT, net ........................      501,849       485,925
OTHER ASSETS .......................................        8,440         7,772
                                                        ---------     ---------
                                                        $ 576,410     $ 567,199
                                                        =========     =========

              LIABILITIES AND
            STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .................................    $  15,225     $  16,308
  Accrued liabilities ..............................       37,372        38,208
  Construction accounts payable ....................        9,950         4,868
  Current portion of long-term debt ................        2,123         2,430
                                                        ---------     ---------
  TOTAL CURRENT LIABILITIES ........................       64,670        61,814
LONG-TERM DEBT, less current portion ...............      339,136       353,337
DEFERRED INCOME TAXES ..............................       12,519        11,417
DEFERRED RENT ......................................       22,099        20,330
                                                        ---------     ---------
  TOTAL LIABILITIES ................................      438,424       446,898
                                                        ---------     ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 500,000
    shares authorized, none issued and
    outstanding ....................................           --            --

  Common stock, $.01 par value, 2,000,000
    shares authorized, 1,463,178 shares issued
    and outstanding.................................           15            15
  Treasury stock ...................................       (3,118)       (3,118)
  Additional paid-in capital .......................       95,398        95,398
  Retained earnings ................................       45,691        28,006
                                                        ---------     ---------
  TOTAL STOCKHOLDERS' EQUITY .......................      137,986       120,301
                                                        ---------     ---------
                                                        $ 576,410     $ 567,199
                                                        =========     =========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                       COAST RESORTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 2001 and 2000
                    (dollars in thousands, except share data)
                                   (unaudited)

                                    Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                   --------------------   --------------------
                                      2001      2000         2001      2000
                                   ---------  ---------   ---------  ---------
OPERATING REVENUES:
  Casino.........................  $  93,963  $  64,975   $ 188,684  $ 137,985
  Food and beverage .............     26,442     19,104      53,135     38,808
  Hotel .........................      9,533      8,192      19,478     16,506
  Other .........................      9,148      7,205      17,934     14,126
                                   ---------  ---------   ---------  ---------
    GROSS OPERATING REVENUES ....    139,086     99,476     279,231    207,425
  Less: promotional allowances ..    (12,391)    (8,729)    (24,988)   (18,093)
                                   ---------  ---------   ---------  ---------
    NET OPERATING REVENUES ......    126,695     90,747     254,243    189,332
                                   ---------  ---------   ---------  ---------

OPERATING EXPENSES:
  Casino ........................     42,755     29,700      85,924     62,582
  Food and beverage .............     19,753     13,964      38,618     27,310
  Hotel .........................      3,872      3,198       7,655      6,363
  Other .........................      6,794      5,913      13,493     11,505
  General and administrative ....     23,982     15,959      46,897     32,246
  Pre-opening expenses ..........         --        874          --      1,142
  Deferred rent .................        885        519       1,769      1,039
  Depreciation and amortization .      8,749      5,477      17,317     10,988
                                   ---------  ---------   ---------  ---------
    TOTAL OPERATING EXPENSES ....    106,790     75,604     211,673    153,175
                                   ---------  ---------   ---------  ---------

OPERATING INCOME ................     19,905     15,143      42,570     36,157
                                   ---------  ---------   ---------  ---------

OTHER INCOME (EXPENSES)
  Interest expense, net .........     (7,701)    (6,199)    (15,682)   (11,937)
  Interest capitalized ..........        137      1,865         199      2,835
  Gain (loss) on disposal of
    assets ......................     (1,656)         8        (122)         8
                                   ---------  ---------   ---------  ---------
TOTAL OTHER INCOME (EXPENSES) ...     (9,220)    (4,326)    (15,605)    (9,094)
                                   ---------  ---------   ---------  ---------

INCOME BEFORE INCOME TAXES ......     10,685     10,817      26,965     27,063
Income tax provision ............      3,659      3,817       9,280      9,426
                                   ---------  ---------   ---------  ---------
NET INCOME ......................  $   7,026  $   7,000   $  17,685  $  17,637
                                   =========  =========   =========  =========

PER SHARE INFORMATION:
Basic net income per share
  of common stock................  $    4.80   $   4.73   $   12.09  $   11.93
                                   =========  =========   =========  =========

Diluted net income per share
  of common stock................  $    4.69   $   4.62   $   11.80  $   11.65
                                   =========  =========   =========  =========

Basic weighted-average
shares outstanding.............    1,463,178  1,478,978   1,463,178  1,478,978
                                   =========  =========   =========  =========
Diluted weighted-average
shares outstanding.............    1,498,593  1,514,393   1,498,593  1,514,393
                                   =========  =========   =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       COAST RESORTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2001 and 2000
                             (dollars in thousands)
                                   (unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................  $ 17,685   $ 17,637

  ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization ........................    17,317     10,988
    Amortization of debt offering costs ..................       596        526
    Loss on disposal of assets ...........................       122         --
    Deferred income taxes ................................       911         54
    Deferred rent ........................................     1,769      1,799
    Other non-cash expenses ..............................        --         57
    Changes in assets and liabilities:
      Net decrease (increase) in accounts receivable
        and other assets .................................     2,224     (2,889)
      Net decrease in accounts payable and accrued
        liabilities ......................................    (1,919)    (2,246)
                                                            --------   --------
  TOTAL ADJUSTMENTS ......................................    21,020      8,289
                                                            --------   --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES ..............    38,705     25,926
                                                            --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net of amounts in
    construction accounts payable ........................   (37,697)   (77,993)
  Proceeds from disposal of assets .......................     9,415         51
                                                            --------   --------
  NET CASH USED IN INVESTING ACTIVITIES ..................   (28,282)   (77,942)
                                                            --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt, net
    of issuance costs ....................................    49,071         --
  Principal payments on long-term debt ...................    (2,508)      (350)
  Proceeds from borrowings under bank line of credit .....     6,000     43,600
  Repayments of borrowings under bank line of credit .....   (68,000)        --
  Repurchase of common stock .............................        --     (1,580)
                                                            --------   --------
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ....   (15,437)    41,670
                                                            --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ................    (5,014)   (10,346)
CASH AND CASH EQUIVALENTS, at beginning of period ........    43,560     38,629
                                                            --------   --------
CASH AND CASH EQUIVALENTS, at end of period ..............  $ 38,546   $ 28,283
                                                            ========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       COAST RESORTS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Year Ended December 31, 2000 and
                     For the Six Months Ended June 30, 2001
                    (dollars in thousands, except share data)

                                     Common Stock     Additional
                                   ----------------    Paid-In   Retained  Treasury
                                    Shares    Amount   Capital   Earnings    Stock     Total
                                   ---------  ------  ---------  --------  --------  --------
Balances at December 31, 1999....  1,478,978   $ 15   $ 95,398   $ 1,228   $(1,538)  $ 95,103
                                   ---------  ------  ---------  --------  --------  --------
  Repurchase of common stock.....    (15,800)    --         --        --    (1,580)    (1,580)
    Net income...................         --     --         --    26,778        --     26,778
                                   ---------  ------  ---------  --------  --------  --------
Balances at December 31, 2000....  1,463,178     15     95,398    28,006    (3,118)   120,301
    Net income(unaudited)........         --     --        --     17,685        --     17,685
                                   ---------  ------  ---------  --------  --------  --------
Balances at June 30,
2001 (unaudited).................  1,463,178   $ 15   $ 95,398   $45,691   $(3,118)  $137,986
                                   ---------  ------  ---------  --------  --------  --------

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

    Effective January 1, 2001, the Company adopted Emerging Issues Task Force Issues 00-14 and 00-22 (the "Issues"). The Issues require that cash discounts and other cash incentives related to gaming play be recorded as a reduction to gross casino revenues. The Issues also require that prior periods be restated to conform to this presentation. The Company previously recorded such incentives as an operating expense and has reclassified prior period amounts. There is no effect on previously reported net income.

                       COAST RESORTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LONG-TERM DEBT

    Long-term debt consists of the following as of June 30, 2001 and December 31, 2000:

                                                            June 30,   December
                                                             2001         31,
                                                          (unaudited)    2000
                                                           --------    --------
                                                              (in thousands)
Related parties:
7.5% notes, payable in monthly installments of interest
  only, with all principal and any unpaid interest due
  December 31, 2001. The notes are uncollateralized
  and are payable to the former partners of Barbary
  Coast and Gold Coast ..................................  $  1,975    $  1,975

Non-related parties:
9.5% senior subordinated notes due April 2009, with
  interest payable semiannually on April 1 and
  October 1 .............................................   225,000     175,000

$200.0 million reducing revolving credit facility due
  April 2004, collateralized by substantially all of the
  assets of Coast Hotels and Casinos, Inc. ..............   114,000     176,000

8.6% note due August 11, 2007, payable in monthly
  installments of $26,667 principal plus interest on
  remaining principal balance, collateralized by 1980
  Hawker aircraft .......................................        --       2,133

Other notes payable .....................................       284         659
                                                           --------    --------
                                                            341,259     355,767
Less: current portion ...................................     2,123       2,430
                                                           --------    --------
                                                           $339,136    $353,337
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

    Coast Resorts is a guarantor of the indebtedness under both the indenture and the credit facility. Borrowings under the credit facility bear interest, at Coast Hotels' option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). The premium varies between 125 and 250 basis points, depending on Coast Hotels' ratio of total debt to EBITDA. As of June 30, 2001, the premium over LIBOR was 2.00% (200 basis points) and the interest rate was 5.75%. For the six months ended June 30, 2001 the weighted-average interest rate for the senior secured credit facility was 7.31%. Coast Hotels incurs a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. As of June 30, 2001, this variable fee was at the maximum rate of 0.5% per annum times the average unused portion of the facility.

                       COAST RESORTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LONG-TERM DEBT (continued)

    The availability under the $200.0 million credit facility will be reduced quarterly beginning in the fiscal quarter ending September 30, 2001. The reductions will be $6.0 million on each of September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002; $8.5 million on each of September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003; and $11.5 million on each of September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004. Advances under the credit facility may be used for working capital, general corporate purposes and certain improvements to The Orleans, the Gold Coast, the Suncoast and the Barbary Coast. As of June 30, 2001, Coast Hotels had $86.0 million of availability under the $200.0 million credit facility.

    The loan agreement governing the $200.0 million senior secured revolving credit facility contains covenants that, among other things, limit the ability of Coast Hotels to pay dividends or make advances to Coast Resorts, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets of Coast Hotels. The loan agreement limits the amount of capital expenditures (other than maintenance capital expenditures) to a maximum of approximately $109.0 million during the term of the agreement. Through June 30, 2002, Coast Hotels spent approximately $53.9 million. Currently, planned capital expenditures through 2002 would cause Coast Hotels to exceed this maximum permitted by the loan agreement. At the appropriate time, management anticipates seeking an amendment to the facility to amend the capital expenditure covenant and increase the revolving line of credit to accommodate the additional planned capital expenditures.

    Additionally, the loan agreement governing the $200.0 million senior secured revolving credit facility requires that Coast Hotels maintain certain financial ratios with respect to its leverage and fixed charge coverage.
Coast  Hotels  is  also  subject  to  certain  covenants  associated  with  the indenture governing the senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. Management believes that, at June 30, 2001, Coast Hotels was in compliance with all covenants and required ratios.


NOTE 3 - TREASURY STOCK

      In May 1999, Coast Resorts' board of directors authorized the potential repurchase of up to 50,000 shares of common stock from stockholders at a maximum aggregate repurchase price of $5.0 million. As of June 30, 2001, 31,175 shares of common stock had been repurchased from shareholders at a total purchase price of $3.1 million. On July 6, 2001, another 500 shares were repurchased from a shareholder for a total purchase price of $50,000.

                       COAST RESORTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - EARNINGS PER SHARE

    Basic net income per common share excludes dilution and is computed by dividing income applicable to common shareholders by the weighted-average number of common shares outstanding. Diluted net income per common share assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options.

    The computations of basic net income per common share and diluted net income per common share for the three months and six months ended June 30, 2001 and 2000, are as follows (in thousands, except share data, unaudited):

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                     --------------------  --------------------
                                        2001      2000        2001      2000
                                     ---------  ---------  ---------  ---------
Net income applicable to
  computations......................  $  7,026   $  7,000   $ 17,685   $ 17,637
                                     =========  =========  =========  =========
Weighted-average common shares
  applicable to net income per
  common share...................... 1,463,178  1,478,978  1,463,178  1,478,978
Effect of dilutive securities:
  Stock option incremental shares...    35,415     35,415     35,415     35,415
                                     ---------  ---------  ---------  ---------
Weighted-average common
  shares applicable to net income
  per common share, assuming
  dilution.......................... 1,498,593  1,514,393  1,498,593  1,514,393
                                     =========  =========  =========  =========

Basic net income per share
  of common stock...................  $   4.80   $   4.73   $  12.09   $  11.93
                                     =========  =========  =========  =========
Diluted net income per
  share of common stock.............  $   4.69   $   4.62   $  11.80   $  11.65
                                     =========  =========  =========  =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    The following table sets forth, for the periods indicated, certain financial information regarding our results of operations:

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                   --------------------    --------------------
                                     2001        2000         2001       2000
                                   --------    --------    --------    --------
                                      (in thousands)          (in thousands)
                                       (unaudited)              (unaudited)

Net operating revenues .........   $126,695    $ 90,747    $254,243    $189,332
Operating expenses .............    106,790      75,604     211,673     153,175
                                   --------    --------    --------    --------
Operating income ...............   $ 19,905    $ 15,143    $ 42,570    $ 36,157
                                   ========    ========    ========    ========
Net income .....................   $  7,026    $  7,000    $ 17,685    $ 17,637
                                   ========    ========    ========    ========
EBITDA (1) .....................   $ 29,539    $ 22,013    $ 61,656    $ 49,326
                                   ========    ========    ========    ========

(1) "EBITDA" means earnings before interest, taxes, depreciation, amortization, deferred (non-cash) rent expense, other non-cash expenses and certain non-recurring items, including pre-opening expenses and gains and losses on disposal of assets (for all periods presented, the only non-cash expense was deferred rent and the only non-recurring items were pre-opening expenses and gains and losses on disposal of assets.) EBITDA is defined in our senior secured credit facility and in the indenture governing our senior subordinated notes. EBITDA is presented as supplemental disclosure because the calculation of EBITDA is necessary to determine our compliance with certain covenants under these financing agreements and because management believes that it is a widely used measure of operating performance in the gaming industry. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flows or a measure of liquidity. All companies do not calculate EBITDA in the same manner. As a result, EBITDA as presented here may not be comparable to the similarly titled measures presented by other companies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000 and Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

    In the quarter ended June 30, 2001, we experienced increases in revenues, operating income, operating cash flows and EBITDA, primarily due to contributions from our newest hotel-casino, the Suncoast, which opened in September 2000. Net revenues in the second quarter were $126.7 million compared to $90.7 million in 2000, an increase of 39.6%. Operating income was $19.9 million in the quarter compared to $15.1 million in 2000, an increase of 31.4%. Despite the increase in operating income, net income was flat compared to the second quarter of 2000 at $7.0 million due to a loss on the disposal of certain gaming equipment assets as well as an increase in interest expense. Net interest expense is higher in 2001 due to a higher average  balance  of  outstanding  indebtedness  after  the  completion  of the
Suncoast. EBITDA (earnings before interest, taxes, depreciation, amortization, deferred rent, other non-cash expenses and certain non-recurring items, including pre-opening expenses and gains and losses on disposal of assets) was $29.5 million in the quarter, an increase of 34.2% over 2000 second quarter EBITDA of $22.0 million.

    In the six months ended June 30, 2001, we had increases in revenues, operating income, net income, operating cash flows and EBITDA, primarily due to the Suncoast. Net revenues in the first half of 2001 were $254.2 million compared to $189.3 million in the first six months of 2000. Revenues from our newest property, the Suncoast, and increases at The Orleans were partially offset by a decrease at the Gold Coast due to construction disruption and the competitive impact of a recently opened locals-oriented hotel-casino within close proximity to the Gold Coast. Revenues at the
Barbary Coast were down slightly, possibly due to the recent economic downturn. Operating income for the first six months of 2001 was $42.6 million compared to $36.2 million in the first six months of 2000. Net income was up slightly (0.3%) in the period and EBITDA increased 25.0% to $61.7 million compared to $49.3 million in the first half of 2000.

    Casino. Casino revenues were $94.0 million in the three months ended June 30, 2001 compared to $65.0 million in the same period in 2000, an increase of 44.6% due primarily to the opening of the Suncoast in September 2000. In the six months ended June 30, 2001, casino revenues increased 36.7% to $188.7 million compared to $138.0 million in 2000. Gold Coast casino revenues declined in the quarter and year-to-date due to disruption from the on-going renovation of its interior and the recent opening of a new locals-oriented casino in close proximity to the Gold Coast.

    Casino expenses increased $13.1 million (44.0%) in the quarter, primarily due to the Suncoast operations. The casino operating margin was relatively flat at 54.5% compared to 54.3% in the second quarter of 2000. Year-to-date, the casino operating margin was 54.5% compared to 54.6% in 2000.

    Food and Beverage. Food and beverage revenues were $26.4 million in the second quarter of 2001 compared to $19.1 million in 2000, an increase of 38.4% due primarily to the Suncoast. Food and beverage expenses increased 41.5% to $19.8 million in 2001 compared to $14.0 million in 2000, primarily due to the additional expenses of the Suncoast. For the six months ended June 30, 2001, food and beverage revenues were $53.1 million compared to $38.8 million in 2000, an increase of 36.9%. Food and beverage expenses were $38.6 million in the first six months of 2001 compared to $27.3 million in 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

    Hotel. Hotel room revenues were $9.5 million in the second quarter of 2001 compared to $8.2 million in 2000, an increase of 16.4% primarily due to the Suncoast. The hotel operating margin declined slightly in the quarter due to lower-than-expected occupancy rates at our hotels. For the six months ended June 30, 2001, hotel room revenues were $19.5 million compared to $16.5 million in the same period in 2000. The hotel operating margin decreased slightly due to lower-than-expected occupancy rates.

    Other. Other revenues include bowling, showroom, special events, retail and miscellaneous other revenues. Other revenues were $9.1 million in the second quarter of 2001 compared to $7.2 million in 2000, an increase of 27.0% primarily due to the Suncoast. Expenses related to the other revenues also increased because of the Suncoast to $6.8 million in 2001 compared to $5.9 million in 2000, an increase of 14.9%. In the six months ended June 30, 2001, other revenues were $17.9 million compared to $14.1 million in the same period in 2000, an increase of 27.0%. Other expenses were $13.5 million in the first half of 2001 compared to $11.5 million in 2000, an increase of 17.3%.

    General and Administrative. General and administrative expenses were $24.0 million in the second quarter of 2001 compared to $16.0 million in
2000, an increase of 50.3%, primarily due to the Suncoast expenses. Additionally, utilities expenses increased substantially in the quarter. Excluding the Suncoast, which opened in September 2000, electricity and gas expenses increased $641,000 (42.6%) compared to the second quarter of 2000. Included in general and administrative expenses for the second quarter were cash rent expenses of $1.3 million in 2001 and $675,000 in 2000. During the construction of the Suncoast and until it opened in September 2000, rent expense was capitalized as a cost of the project.

    For the six months ended June 30, 2001, general and administrative expenses were $46.9 million compared to $32.2 million in 2000, an increase of 45.4%, primarily due to the Suncoast. Excluding the Suncoast, which was not open in the first half of 2000, utilities expenses increased by $1.5 million (46.8%) compared to the first half of 2000.

    Pre-opening Costs. Pre-opening costs related to the development of the Suncoast were expensed as incurred. Pre-opening expenses were $874,000 in the second quarter of 2000. There were no pre-opening expenses in the second quarter of 2001. For the first six months of 2000, pre-opening expenses were $1.1 million. There were no pre-opening expenses in the first six months of 2001.

    Deferred Rent. Deferred rent in the second quarter of 2001 was $885,000 compared to $519,000 in the second quarter of 2000. During the construction of the Suncoast and until it opened in September 2000, rent expense was capitalized as a cost of the project. For the first six months of 2001, deferred rent was $1.8 million compared to $1.0 million in 2000.

    Depreciation and Amortization. Depreciation and amortization expense was $8.7 million in the second quarter of 2001 compared to $5.5 million in 2000. The increase was primarily due to the opening of the Suncoast. Year-to-date, depreciation and amortization expense was $17.3 million compared to $11.0 million in the first half of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

    Other Income (Expenses). Net interest expense increased in the second quarter of 2001 due to the higher debt related to the financing of the construction of the Suncoast. Net interest expense was $7.6 million in the quarter compared to $4.3 million in the second quarter of 2000. Capitalized interest decreased by $1.7 million due to the completion of the Suncoast construction in September 2000. For the first six months of 2001, net interest expense was $15.5 million compared to $9.1 million in the first six months of 2000. Capitalized interest decreased by $2.6 million in the period compared to the first half of 2000.

Liquidity and Capital Resources

    Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $38.7 million in the six months ended June 30, 2001 and $25.9 million in the six months ended June 30, 2000.

    Cash used in investing activities in the six months ended June 30, 2001 and 2000 was $28.3 million and $77.9 million, respectively, and was primarily for capital expenditures. Expenditures of approximately $42.8 million in the first half of 2001, including amounts in construction accounts payable, were for maintenance capital expenditures ($8.5 million) and for capital improvement projects at the Gold Coast, The Orleans and the Suncoast. Expenditures in the first half of 2000 were primarily for the construction of the Suncoast.

    Cash used in financing activities was $15.4 million in the first half of 2001. Proceeds from the issuance on February 2, 2001 of $50.0 million principal amount of senior subordinated notes and from borrowings under our revolving line of credit were offset by reductions of amounts under the credit facility with cash flows from operations and approximately $49.1 million of net proceeds from the senior subordinated note issuance. The senior subordinated notes were issued under the same indenture and have the same terms, interest rate and maturity date as our $175.0 million principal amount of senior subordinated notes issued in 1999. Cash provided by financing activities was $41.7 million in the first half of 2000, primarily from borrowings under our $200.0 million senior secured credit facility due to construction of the Suncoast.

    The availability under our $200.0 million senior secured credit facility will be reduced in quarterly amounts beginning in the fiscal quarter ending September 30, 2001. The reductions will be $6.0 million on each of September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002; $8.5 million on each of September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003; and $11.5 million on each of September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004. The advances under the facility may be used for working capital, general corporate purposes, and certain improvements to our existing properties. As of June 30, 2001, we had $114.0 million outstanding under the $200.0 million credit facility. Borrowings under the credit facility bear interest, at our option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). The premium varies depending on our ratio of total debt to EBITDA and can vary between 125 and 250 basis points. As of June 30, 2001, the premium over LIBOR was 2.00% (200 basis points) and the interest rate was 5.75%. For the quarter ended June 30, 2001 the weighted-average interest rate for the senior secured credit facility was 7.31%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

    The loan agreement governing the $200.0 million senior secured revolving credit facility contains covenants that, among other things, limit our ability to pay dividends or make advances to Coast Resorts, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets. Additionally, the loan agreement requires that we maintain certain financial ratios with respect to its leverage and fixed charge coverage. We are also subject to certain
covenants   associated   with  the  indenture   governing  our  $225.0  million
principal amount of senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. We believe that, at June 30, 2001, we were in compliance with all covenants and required ratios.

Capital Expenditures

    In January 2001, we announced a proposed expansion of The Orleans. The project includes a 10,000-seat special-events center, a 620-room hotel tower, a 2,600-car parking garage, six additional movie theaters, two restaurants, an Irish pub and approximately 40,000 square feet of new gaming area and public space. Various enhancements to the scope of the special-events center, hotel tower, parking garage and movie theaters and the addition of two more restaurants and a bar have increased the estimated cost of the expansion from $100.0 million to approximately $130.0 million. One of the restaurants and the Irish pub opened in the second quarter of 2001, and construction of the second restaurant and the movie theaters began in that quarter. We anticipate that 2001 cash outlays for the project will total approximately $50.0 million, of which $15.0 million had been expended in the first six months.

    In the fourth quarter of 2000, we commenced an approximately $20.5 million first phase expansion and remodel of the Gold Coast. The project will include a new, expanded buffet, a sports bar, an Asian-themed restaurant, 10,000 square feet of additional meeting space, the refurbishing of our standard hotel guest rooms and the redesign of most of the Gold Coast's public areas. We expect to complete the project by the fourth quarter and to spend approximately $18.5 million in 2001, of which $12.0 million had been expended in the first six months.

    In the second quarter of 2001, we commenced construction of the $30.0 million second phase of the Gold Coast remodel. The project includes a 2,000-car parking garage, a 10,000 square foot expansion of the convention and banquet facilities, 30,000 square feet of additional casino space, relocation of the bingo parlor and various other improvements. 2001 cash outlays for the project are expected to be approximately $10.0 million.

    The  Suncoast  hotel  room  tower  was  originally   built  to  accommodate
approximately 200 additional hotel rooms. We began construction of these additional rooms in the first quarter of 2001 and expect to complete them in the third quarter of 2001 at an estimated cost of $11.0 million.

    In the ordinary course of operating our hotel-casinos, it is necessary to upgrade or replace fixtures and equipment and to make improvements that will extend the life of our physical plants. We anticipate that these maintenance capital expenditures will total approximately $12.0 million in 2001, of which approximately $8.5 million had been expended in the first six months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital Expenditures (continued)

    Our expansion and remodel projects are expected to be funded in 2001 with existing cash balances, operating cash flow and available borrowings under our credit facility. We believe those sources will provide sufficient resources to meet our debt and lease payment obligations and capital expenditure requirements for 2001. The loan agreement governing our $200.0 million revolving line of credit limits the amount of our capital expenditures (other than maintenance capital expenditures) to a maximum of approximately $109.0 million during the term of the agreement. Through June 30, 2002, we have spent approximately $53.9 million. Currently, our planned capital expenditures through 2002 would cause us to exceed this maximum permitted by the loan agreement. At the appropriate time, we anticipate seeking an amendment to the facility to amend the capital expenditure covenant and increase the revolving line of credit to accommodate our additional planned capital expenditures. If such an amendment and increase cannot be obtained, it may become necessary to delay certain of the capital projects or to seek alternative financing.

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


Date:  August 14, 2001            COAST RESORTS, INC., a Nevada corporation


                                  By:   /s/ Gage Parrish
                                        -----------------------
                                        Gage Parrish
                                        Vice President and
                                        Chief Financial Officer