Form 10-Q
period 2001-09-30
COAST RESORTS INC
filed 2001-11-14
CIK 1001865

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----                          EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2001

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----                          EXCHANGE ACT OF 1934
       For the Transition Period from ________________ to ________________


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


     Shares of Common Stock outstanding as of November 14, 2001: 1,461,178

--------------------------------------------------------------------------------

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                        COAST RESORTS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)


                                                  September 30,
                                                       2001      December 31,
                                                   (unaudited)      2000
                                                  ------------  ------------
                      ASSETS

CURRENT ASSETS:
   Cash and cash equivalents...................... $   54,751    $   43,560
   Accounts receivable, net.......................      5,253         5,658
   Other current assets...........................     22,307        24,284
                                                   ----------    ----------
   TOTAL CURRENT ASSETS...........................     82,311        73,502
PROPERTY AND EQUIPMENT, net.......................    522,688       485,925
OTHER ASSETS......................................      8,585         7,772
                                                   ----------    ----------
                                                   $  613,584    $  567,199
                                                   ==========    ==========
                  LIABILITIES AND
               STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable............................... $   12,638    $   16,308
   Accrued liabilities............................     46,761        38,208
   Construction accounts payable..................     15,301         4,868
   Current portion of long-term debt..............      2,123         2,430
                                                   ----------    ----------
   TOTAL CURRENT LIABILITIES......................     76,823        61,814
LONG-TERM DEBT, less current portion..............    349,376       353,337
DEFERRED INCOME TAXES.............................     17,901        11,417
DEFERRED RENT.....................................     22,983        20,330
                                                   ----------    ----------
   TOTAL LIABILITIES..............................    467,083       446,898
                                                   ----------    ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 500,000 shares
     authorized, none issued and outstanding......         --            --
   Common stock, $.01 par value, 2,000,000 shares
     authorized, 1,461,178 (2001) and 1,463,178
     (2000) shares issued and outstanding.........         15            15
   Treasury stock.................................     (3,333)       (3,118)
   Additional paid-in capital.....................     95,398        95,398
   Retained earnings .............................     54,421        28,006
                                                   ----------    ----------
   TOTAL STOCKHOLDERS' EQUITY.....................    146,501       120,301
                                                   ----------    ----------
                                                    $ 613,584    $  567,199
                                                   ==========    ==========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                       COAST RESORTS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 2001 and 2000
             (dollars in thousands, except share and per share data)
                                   (unaudited)

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                    --------------------   --------------------
                                      2001        2000        2001       2000
                                    ---------  ---------   ---------  ---------
OPERATING REVENUES:
   Casino.......................... $  96,396  $  69,852   $ 285,080  $ 207,838
   Food and beverage...............    26,276     20,258      79,411     59,065
   Hotel...........................     9,304      8,054      28,782     24,561
   Other...........................     9,007      7,520      26,941     21,646
                                    ---------  ---------   ---------  ---------
     GROSS OPERATING REVENUES......   140,983    105,684     420,214    313,110
   Less:  promotional allowances...   (12,817)    (9,240)    (37,805)   (27,333)
                                    ---------  ---------   ---------  ---------
     NET OPERATING REVENUES........   128,166     96,444     382,409    285,777
                                    ---------  ---------   ---------  ---------
OPERATING EXPENSES:
   Casino..........................    43,702     32,732     129,626     95,314
   Food and beverage...............    19,183     15,076      57,801     42,386
   Hotel...........................     3,910      3,569      11,565      9,932
   Other...........................     6,788      6,064      20,281     17,569
   General and administrative......    24,589     17,745      71,486     49,992
   Pre-opening expenses ...........        --      4,656          --      5,798
   Deferred rent...................       884        600       2,653      1,639
   Depreciation and amortization...     9,028      5,637      26,345     17,151
                                    ---------  ---------   ---------  ---------
     TOTAL OPERATING EXPENSES......   108,084     86,079     319,757    239,781
                                    ---------  ---------   ---------  ---------
OPERATING INCOME...................    20,082     10,365      62,652     45,996
                                    ---------  ---------   ---------  ---------
OTHER INCOME (EXPENSES)
   Interest expense, net...........    (7,325)    (7,654)    (23,007)   (19,065)
   Interest capitalized ...........       715      2,139         914      4,973
   Loss on disposal of assets .....      (159)       (14)       (281)        (5)
                                    ---------  ---------   ---------  ---------
TOTAL OTHER INCOME (EXPENSES)......    (6,769)    (5,529)    (22,374)   (14,097)
                                    ---------  ---------   ---------  ---------
INCOME BEFORE INCOME TAXES.........    13,313      4,836      40,278     31,899
Income tax provision ..............     4,583      1,701      13,863     11,127
                                    ---------  ---------   ---------  ---------
NET INCOME......................... $   8,730  $   3,135   $  26,415  $  20,772
                                    =========  =========   =========  =========

PER SHARE INFORMATION:
Basic net income per share of
   common stock.................... $    5.97  $    2.14   $   18.06  $   14.09
                                    =========  =========   =========  =========
Diluted net income per share of
   common stock.................... $    5.83  $    2.09   $   17.63  $   13.76
                                    =========  =========   =========  =========
Basic weighted-average shares
outstanding........................ 1,461,955  1,463,865   1,462,766  1,473,903
                                    =========  =========   =========  =========
Diluted weighted-average shares
   outstanding..................... 1,497,370  1,499,280   1,498,181  1,509,318
                                    =========  =========   =========  =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       COAST RESORTS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2001 and 2000
                             (dollars in thousands)
                                   (unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                          ---------------------
                                                             2001        2000
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...........................................  $  26,415   $  20,772
                                                          ---------   ---------
   ADJUSTMENTS TO RECONCILE NET INCOME TO
      NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization......................     26,345      17,151
     Amortization of debt offering costs................        916         790
     Loss on disposal of assets.........................        281          --
     Deferred income taxes..............................      6,241         (32)
     Deferred rent......................................      2,653       2,699
     Other non-cash expenses............................         --         143
     Changes in assets and liabilities:
      Net decrease (increase) in accounts receivable
       and other assets.................................      1,763      (5,277)
      Net increase in accounts payable and accrued
       liabilities......................................      4,883       8,337
                                                          ---------   ---------
   TOTAL ADJUSTMENTS....................................     43,082      23,811
                                                          ---------   ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES............     69,497      44,583
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net of amounts in
    construction accounts payable.......................    (62,744)   (126,585)
   Proceeds from disposal of assets.....................      9,850         101
                                                          ---------   ---------
   NET CASH USED IN INVESTING ACTIVITIES................    (52,894)   (126,484)
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt, net of
    issuance costs......................................     49,071          --
   Principal payments on long-term debt.................     (2,268)       (431)
   Proceeds from borrowings under bank line of credit...     16,000     108,600
   Repayments of borrowings under bank line of credit...    (68,000)     (3,100)
   Repurchase of common stock...........................       (215)     (1,580)
                                                          ---------   ---------
   NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES..     (5,412)    103,489
                                                          ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...............     11,191      21,588
CASH AND CASH EQUIVALENTS, at beginning of period.......     43,560      38,629
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS, at end of period.............  $  54,751   $  60,217
                                                          =========   =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       COAST RESORTS, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Year Ended December 31, 2000 and
                  For the Nine Months Ended September 30, 2001
                    (dollars in thousands, except share data)


                                   Common Stock     Additional
                                -----------------     Paid-In    Retained  Treasury
                                  Shares   Amount     Capital    Earnings    Stock     Total
                                ---------  ------  -----------  ---------  --------  ---------
Balances at December 31, 1999.. 1,478,978   $  15   $  95,398   $  1,228   $(1,538)  $  95,103
   Repurchase of common stock..   (15,800)     --          --         --    (1,580)     (1,580)
   Net income..................        --      --          --     26,778        --      26,778
                                ---------  ------  -----------  ---------  --------  ---------
Balances at December 31, 2000.. 1,463,178      15      95,398     28,006    (3,118)    120,301
   Repurchases of common stock
   (unaudited).................    (2,000)     --          --         --      (215)       (215)
   Net income (unaudited)......        --      --          --     26,415        --      26,415
                                ---------  ------  -----------  --------  ---------  ---------
Balances at September 30, 2001
   (unaudited)................  1,461,178   $  15   $  95,398   $ 54,421   $(3,333)  $ 146,501
                               ==========  ======  ===========  ========  =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       COAST RESORTS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     Effective January 1, 2001, the Company adopted Emerging Issues Task Force Issues 00-14 and 00-22 (the "Issues"). The Issues require that cash discounts and certain other cash incentives related to gaming play be recorded as a reduction to gross casino revenues. The Issues also require that prior periods be restated to conform to this presentation. The Company previously recorded such incentives as an operating expense and has reclassified prior period amounts. There is no effect on previously reported net income.

                       COAST RESORTS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND INFORMATION AND BASIS OF PRESENTATION (continued)

Basis of Presentation (continued)

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". SFAS 141 is effective as follows: (a) use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.

     In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

     The Company is currently evaluating the provisions of SFAS 141, SFAS 142, SFAS 143 and SFAS 144 and has not yet determined the effects of these changes on the Company's financial position or results of operations.

                       COAST RESORTS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LONG-TERM DEBT

     Long-term debt consists of the following as of September 30, 2001 and December 31, 2000:

                                                      September 30,
                                                          2001      December 31,
                                                      (unaudited)      2000
                                                      -----------   -----------
Related parties:                                            (in thousands)
7.5% notes, payable in monthly installments of
  interest only, with all principal and any
  unpaid interest due December 31, 2001.
  The notes are uncollateralized...................    $   1,975     $   1,975

Non-related parties:
9.5% senior subordinated notes due April 2009,
  with interest payable semiannually on April 1
  and October 1....................................      225,000       175,000

Reducing revolving credit facility due April 2004,
  collateralized by substantially all
  of the assets of Coast Hotels and Casinos, Inc...      124,000       176,000

8.6% note due August 11, 2007, payable in monthly
  installments of $26,667 principal plus interest
  on remaining principal balance, collateralized
  by 1980 Hawker aircraft..........................           --         2,133

Other notes payable................................          524           659
                                                      -----------   -----------
                                                         351,499       355,767
Less: current portion..............................        2,123         2,430
                                                      -----------   -----------
                                                       $ 349,376     $ 353,337
                                                      ===========  ============


     In March 1999, Coast Hotels issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured revolving credit facility ("credit facility") due 2004 to facilitate a refinancing. Availability under the credit facility was increased to $200.0 million in September 1999. On February 2, 2001, Coast Hotels issued an additional $50.0 million principal amount of senior subordinated notes. The net proceeds of approximately $49.1 million were used to reduce borrowings under the credit facility. The notes were issued under the same indenture and have the same terms, interest rate and maturity date as the $175.0 million principal amount of senior subordinated notes issued in 1999.

     Coast Resorts is a guarantor of the indebtedness under both the indenture and the credit facility. Borrowings under the credit facility bear interest, at Coast Hotels' option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). The premium varies between 125 and 250 basis points, depending on Coast Hotels' ratio of total debt to EBITDA. As of September 30, 2001, the premium over LIBOR was 2.00% (200 basis points) and the interest rate was 4.66%. For the nine months ended September 30, 2001 the weighted-average interest rate for the senior secured credit facility was 6.76%. Coast Hotels incurs a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. As of September 30, 2001, this variable fee was at the maximum rate of 0.5% per annum times the average unused portion of the facility.

                       COAST RESORTS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LONG-TERM DEBT (continued)

     The availability under the credit facility was reduced by $6.0 million to $194.0 million on September 30, 2001 and will be reduced by an additional $6.0 million on each of December 31, 2001, March 31, 2002 and June 30, 2002. The reduction will increase to $8.5 million on each of September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003; and to $11.5 million on each of September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004.
Advances under the credit facility may be used for working capital, general corporate purposes and certain improvements to The Orleans, the Gold Coast, the Suncoast and the Barbary Coast. As of September 30, 2001, Coast Hotels had $70.0 million of availability under the credit facility.

     The loan agreement governing the credit facility contains covenants that, among other things, limit the ability of Coast Hotels to pay dividends or make advances to Coast Resorts, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets of Coast Hotels. The loan agreement limits the amount of capital expenditures (as defined and excluding maintenance capital expenditures) to a maximum of approximately $109.0 million during the term of the agreement. Through September 30, 2001, Coast Hotels spent approximately $70.0 million on non-maintenance capital expenditures. Currently, planned capital expenditures through 2002 would cause Coast Hotels to exceed this maximum permitted by the loan agreement. At the appropriate time, management anticipates seeking an amendment to the facility to amend the capital expenditure covenant and increase the revolving line of credit to accommodate the additional planned capital expenditures.

     Additionally, the loan agreement governing the credit facility requires that Coast Hotels maintain certain financial ratios with respect to its leverage and fixed charge coverage. Coast Hotels is also subject to certain covenants associated with the indenture governing the senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. Management believes that, at September 30, 2001, Coast Hotels was in compliance with all covenants and required ratios.


NOTE 3 - TREASURY STOCK

     In May 1999, Coast Resorts' board of directors authorized the potential repurchase of up to 50,000 shares of common stock from stockholders at a maximum aggregate repurchase price of $5.0 million. In August 2001, the board of directors increased the maximum aggregate repurchase price to $5.5 million. As of September 30, 2001, 33,175 shares of common stock had been repurchased from shareholders at a total purchase price of $3.3 million.

                       COAST RESORTS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROMOTIONAL ALLOWANCES

     The retail value of hotel accommodations and food and beverage items provided to customers without charge is included in gross revenues and then deducted as promotional allowances, to arrive at net revenues. The following is a breakdown of these complimentary revenues:

                               Three Months Ended        Nine Months Ended
                                  September 30,            September 30,
                             ----------------------   ----------------------
                                2001        2000         2001        2000
                             ----------  ----------   ----------  ----------
Complimentary revenues:
   Food and beverage........  $  10,607   $   7,701    $  31,408   $  22,623
   Hotel....................      1,530       1,118        4,510       3,508
   Other....................        680         421        1,887       1,202
                             ----------  ----------   ----------  ----------
     Promotional allowances.  $  12,817   $   9,240    $  37,805   $  27,333
                             ==========  ==========   ==========  ==========


NOTE 5 - EARNINGS PER SHARE

     Basic net income per common share excludes dilution and is computed by dividing income applicable to common stockholders by the weighted-average number of common shares outstanding. Diluted net income per common share assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options.

     The computations of basic net income per common share and diluted net income per common share for the three months and nine months ended September 30, 2001 and 2000, are as follows (in thousands, except share and per share data.):

                                     Three Months Ended       Nine Months Ended
                                        September 30,          September 30,
                                    --------------------   --------------------
                                       2001       2000        2001       2000
                                    ---------  ---------   ---------  ---------
Net income applicable to
  computations..................... $   8,730  $   3,135   $  26,415  $  20,772
                                    =========  =========   =========  =========
Weighted-average common shares
  applicable to net income per
  common share..................... 1,461,955  1,463,865   1,462,766  1,473,903
Effect of dilutive securities:
  Stock option incremental shares..    35,415     35,415      35,415     35,415
                                    ---------  ---------   ---------  ---------
Weighted-average common shares
  applicable to net income per
  common share, assuming dilution.. 1,497,370  1,499,280   1,498,181  1,509,318
                                    =========  =========   =========  =========

Basic net income per share of
  common stock..................... $    5.97  $    2.14   $   18.06  $   14.09
                                    =========  =========   =========  =========
Diluted net income per share of
  common stock..................... $    5.83  $    2.09   $   17.63  $   13.76
                                    =========  =========   =========  =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, certain financial information regarding our results of operations:

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                   --------------------   --------------------
                                      2001       2000        2001      2000
                                   ---------  ---------   ---------  ---------
                                      (in thousands)           (in thousands)
                                        (unaudited)             (unaudited)

Net operating revenues..........   $ 128,166  $  96,444   $ 382,409  $ 285,777
Operating expenses..............     108,084     86,079     319,757    239,781
                                   ---------  ---------   ---------  ---------
Operating income ...............   $  20,082  $  10,365   $  62,652  $  45,996
                                   =========  =========   =========  =========
Net income......................   $   8,730  $   3,135   $  26,415  $  20,772
                                   =========  =========   =========  =========
EBITDA (1)......................   $  29,994  $  21,258   $  91,650  $  70,584
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000 and Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Three of our hotel-casinos cater primarily to residents of Las Vegas and the fourth, the Barbary Coast, caters to tourists on the Las Vegas Strip. In the aftermath of the terrorist attacks on September 11, 2001, the Barbary Coast was impacted in all revenue areas because of a decrease in foot traffic on the Strip. Our locals-oriented properties experienced a noticeable drop in room occupancy, but were largely unaffected in the areas of gaming, food and beverage and other revenues. In the quarter ended September 30, 2001, we experienced increases in revenues, operating income, operating cash flows and EBITDA, primarily due to contributions from our newest hotel-casino, the Suncoast, which opened in September 2000. Net revenues in the third quarter were $128.2 million compared to $96.4 million in 2000, an increase of 32.9%. Revenues at The Orleans, the Barbary Coast and the Gold Coast were relatively flat in the quarter compared to the prior year. Operating income was $20.1 million in the quarter compared to $10.4 million in 2000, an increase of 93.7%. Net income was $8.7 million compared to $3.1 million, an increase of 178.5%. EBITDA (earnings before interest, taxes, depreciation, amortization, deferred rent, other non-cash expenses and certain non-recurring items, including pre-opening expenses and gains and losses on disposal of assets) was $30.0 million in the quarter, an increase of 41.1% over 2000 third quarter EBITDA of $21.3 million.

     In the nine months ended September 30, 2001, we had increases in revenues, operating income, net income, operating cash flows and EBITDA, primarily due to the Suncoast. Net revenues in the first nine months of 2001 were $382.4 million compared to $285.8 million in the first nine months of 2000. Revenues from the Suncoast, and an increase at The Orleans were partially offset by a revenue decrease at the Gold Coast due to construction disruption and the possible competitive impact of the opening in December 2000 of a locals-oriented hotel-casino within close proximity to the Gold Coast. Revenues at the Barbary Coast were also down slightly, possibly due to the economic downturn and the disruption in travel and tourism resulting from the September 11, 2001 terrorist attacks. Operating income for the first nine months of 2001 was $62.7 million compared to $46.0 million in the first nine months of 2000. Net income was up 27.1% in the period and EBITDA increased 29.8% to $91.7 million compared to $70.6 million in the first nine months of 2000.

     Casino. Casino revenues were $96.4 million in the three months ended September 30, 2001 compared to $69.9 million in the same period in 2000, an increase of 38.0% due primarily to the opening of the Suncoast in September 2000. Casino revenues were also higher at our other three properties, The Orleans, the Gold Coast and the Barbary Coast. In the nine months ended September 30, 2001, casino revenues increased 37.2% to $285.1 million compared to $207.8 million in 2000. Most of the increase was due to the Suncoast, but revenues at The Orleans were also up year-to-date. Casino revenues at the Gold Coast and the Barbary Coast declined slightly in the nine-month period.

     Casino expenses increased $11.0 million (33.5%) in the quarter, primarily due to the Suncoast operations. The casino operating margin improved to 54.7% in the quarter compared to 53.1% in the third quarter of 2000. Year-to-date, casino expenses increased $34.3 million due to the Suncoast and the casino operating margin improved to 54.5% compared to 54.1% in 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

     Food and Beverage. Food and beverage revenues were $26.3 million in the third quarter of 2001 compared to $20.3 million in 2000, an increase of 29.7% due primarily to the Suncoast. Year-to-date, revenues were $79.4 million, an increase of 34.4% compared to $59.1 million in the nine months ended September 30, 2000, primarily due to the Suncoast. Food and beverage expenses in the third quarter increased $4.1 million (27.2%), primarily due to the Suncoast.
Year-to-date, food and beverage expenses increased $15.4 million (36.4%) compared to the same period in 2000, primarily due to the Suncoast.

     Hotel. Hotel room revenues were $9.3 million in the third quarter of 2001 compared to $8.1 million in 2000, an increase of 15.5% primarily due to the Suncoast. Hotel occupancy was down to 88.6% in the quarter compared to 95.3% in the third quarter of 2000 due to a tourism slowdown in Las Vegas after the September 11, 2001 terrorist attacks. The hotel operating margin increased to 58.0% in the quarter compared to 55.7% in the third quarter of 2000. For the nine months ended September 30, 2001, hotel room revenues were $28.8 million compared to $24.6 million in the same period in 2000. The hotel operating margin was 59.8% compared to 59.6% in the prior year.

     During October 2001 there was no significant improvement in hotel occupancy levels. With the continued uncertainty due to the economic downturn and the impact on tourism of the September terrorist attacks, we expect that occupancy levels will remain soft for November and December 2001.

     Other. Other revenues include bowling, showroom, special events, retail and miscellaneous other revenues. Other revenues were $9.0 million in the third quarter of 2001 compared to $7.5 million in 2000, an increase of 19.8% primarily due to the Suncoast. Expenses related to the other revenues also increased because of the Suncoast to $6.8 million in 2001 compared to $6.1 million in 2000, an increase of 11.9%. In the nine months ended September 30, 2001, other revenues were $26.9 million compared to $21.6 million in the same period in 2000, an increase of 24.5%, due primarily to the Suncoast. Other expenses were $20.3 million in the first nine months of 2001 compared to $17.6 million in 2000, an increase of 15.4%.

     General and Administrative. General and administrative expenses were $24.6 million in the third quarter of 2001 compared to $17.7 million in 2000, an increase of 38.6%, primarily due to the Suncoast expenses. Additionally, utilities expenses increased substantially in the quarter. Excluding the Suncoast, which opened in September 2000, electricity and gas expenses increased $665,000 (33.5%) compared to the third quarter of 2000.

     For the nine months ended September 30, 2001, general and administrative expenses were $71.5 million compared to $50.0 million in 2000, an increase of 43.0%, primarily due to the Suncoast as well as an increase in utilities expenses. Excluding the Suncoast, which was not open in the first nine months of 2000, utilities expenses increased by $2.2 million (47.7%) compared to the first nine months of 2000.

     Pre-opening Costs. Pre-opening costs related to the development of the Suncoast were expensed as incurred. Pre-opening expenses were $4.7 million in the third quarter of 2000 and $5.8 million for the nine months ended September 2000. There were no pre-opening expenses in the three months or nine months ended September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

     Deferred Rent. Deferred rent in the third quarter of 2001 was $884,000 compared to $600,000 in the third quarter of 2000. During the construction of the Suncoast and until it opened in September 2000, rent expense was capitalized as a cost of the project. For the first nine months of 2001, deferred rent was $2.7 million compared to $1.6 million in 2000.

     Depreciation and Amortization. Depreciation and amortization expense was $9.0 million in the third quarter of 2001 compared to $5.6 million in 2000. The increase was primarily due to the opening of the Suncoast. Year-to-date, depreciation and amortization expense was $26.3 million compared to $17.2 million in the first nine months of 2000.

     Other Income (Expenses). Net interest expense increased in the third quarter of 2001 due a decrease in capitalized interest since the opening in September 2000 of the Suncoast. Net interest expense was $6.6 million in the quarter compared to $5.5 million in the third quarter of 2000. Capitalized interest decreased by $1.4 million. For the first nine months of 2001, net interest expense was $22.1 million compared to $14.1 million in the first nine months of 2000. Capitalized interest decreased by $4.1 million in the period compared to the first nine months of 2000.


Liquidity and Capital Resources

     Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $69.5 million in the nine months ended September 30, 2001 and $44.6 million in the nine months ended September 30, 2000. The increases in 2001 are due primarily to operations at the Suncoast.

     Cash used in investing activities in the nine months ended September 30, 2001 and 2000 was $52.9 million and $126.5 million, respectively, and was primarily for capital expenditures. Capital expenditures of approximately $62.7 million in the first nine months of 2001, including amounts in construction accounts payable, were for maintenance capital expenditures ($19.1 million) and for capital improvement projects at the Gold Coast, The Orleans and the Suncoast. Expenditures in the first nine months of 2000 were primarily for the construction of the Suncoast.

     Cash used in financing activities was $5.4 million in the first nine months of 2001. Proceeds from the issuance on February 2, 2001 of $50.0 million principal amount of senior subordinated notes and from borrowings under our revolving line of credit were offset by reductions of amounts outstanding under the credit facility with cash flows from operations and approximately $49.1 million of net proceeds from the senior subordinated note issuance. The senior subordinated notes were issued under the same indenture and have the same terms, interest rate and maturity date as our $175.0 million principal amount of senior subordinated notes issued in 1999. Cash provided by financing activities was $103.5 million in the first nine months of 2000, primarily from borrowings under our credit facility for construction of the Suncoast, offset in part by repayments under the credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

     The availability under the credit facility was reduced by $6.0 million to $194.0 million on September 30, 2001 and will be reduced by an additional $6.0 million on each of December 31, 2001, March 31, 2002 and June 30, 2002. The quarterly reduction will increase to $8.5 million on each of September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003; and to $11.5 million on each of September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004. The advances under the facility may be used for working capital, general corporate purposes, and certain improvements to our existing properties. As of September 30, 2001, we had $124.0 million outstanding under the credit facility. Borrowings under the credit facility bear interest, at our option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). The premium varies depending on our ratio of total debt to EBITDA and can vary between 125 and 250 basis points. As of September 30, 2001, the premium over LIBOR was 2.00% (200 basis points) and the interest rate was 4.66%. For the quarter ended September 30, 2001 the weighted-average interest rate for the credit facility was 5.67%.

     The loan agreement governing the credit facility contains covenants that, among other things, limit the ability of Coast Hotels to pay dividends or make advances to Coast Resorts, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets. Additionally, the loan agreement requires that we maintain certain financial ratios with respect to its leverage and fixed charge coverage. We are also subject to certain covenants associated with the indenture governing our $225.0 million principal amount of senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. We believe that, at September 30, 2001, we were in compliance with all covenants and required ratios.


Capital Expenditures

     In January 2001, we announced an expansion project at The Orleans. The project includes a 9,000-seat special-events center, a 620-room hotel tower, a 2,600-car parking garage, six additional movie theaters, two restaurants, an Irish pub and approximately 40,000 square feet of new gaming area and public space. Various enhancements to the scope of the special-events center, hotel tower, parking garage and movie theaters and the addition of two more restaurants and a bar have increased the estimated cost of the expansion from $100.0 million to approximately $130.0 million. To date, two of the restaurants and the Irish pub have opened. The movie theaters and half of the parking garage are expected to open in December 2001, and the second half of the garage is expected to open in April 2002. The hotel tower and the additional restaurants are expected to open in October 2002 and the special-events center is expected to open in March 2003. We anticipate that 2001 cash outlays for the project will total approximately $50.0 million, of which $30.7 million had been expended in the first nine months.

     In the fourth quarter of 2000, we commenced an approximately $51.0 million expansion and remodel of the Gold Coast. The project includes a new, expanded buffet, a 2,000-car parking garage, a 10,000 square foot expansion of the convention and banquet facilities, 30,000 square feet of additional casino space, relocation of the bingo parlor, a sports bar, an Asian-themed restaurant, 10,000 square feet of additional meeting space, the refurbishing of our standard hotel guest rooms and the redesign of most of the Gold Coast's public areas. To date, the new buffet and much of the redesign of the public areas have been completed. The remaining work is expected to be completed through the fall of 2002. We anticipate that 2001 cash outlays for the project will total approximately $28.0 million, of which approximately $17.0 million had been expended in the first nine months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital Expenditures (continued)

     The  Suncoast  hotel  room  tower  was  originally   built  to  accommodate
approximately 200 additional hotel rooms. We began construction of these additional rooms in the first quarter of 2001 and completed them in the third quarter of 2001 at a cost of $11.0 million.

     In the ordinary course of operating our hotel-casinos, it is necessary to upgrade or replace fixtures and equipment and to make improvements that will extend the life of our physical plants. We anticipate that these maintenance capital expenditures will total approximately $22.0 million in 2001, including approximately $10.0 million for new "ticket-in, ticket-out" slot machines at The Orleans, the Gold Coast and the Suncoast. Through September 30, 2001, we had expended approximately $19.1 million for maintenance capital expenditures.

     The loan agreement governing our revolving line of credit limits the amount of our capital expenditures, as defined and excluding maintenance capital expenditures, to a maximum of approximately $109.0 million during the term of the agreement. Through September 30, 2001, we had spent approximately $70.0 million for non-maintenance capital expenditures. Currently, our planned capital expenditures through 2002 will cause us to exceed this maximum permitted by the loan agreement. We anticipate seeking an amendment to the facility to accommodate our additional planned capital expenditures. If such an amendment cannot be obtained, it may become necessary to delay certain of the capital projects or to seek alternative financing.

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


Impact of New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". SFAS 141 is effective as follows: (a) use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact of New Accounting Pronouncements (continued)

     In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

     The Company is currently evaluating the provisions of SFAS 141, SFAS 142, SFAS 143 and SFAS 144 and has not yet determined the effects of these changes on the Company's financial position or results of operations.


Subsequent Event

     Subsequent to September 30, 2001, we purchased land on Las Vegas Boulevard, just east of Interstate 15 and approximately six miles south of Tropicana Avenue. The land totals approximately 50 acres and was purchased for a total price of $11.4 million. We have an additional commitment of $3.5 million for off-site improvements, to be paid in the future as they are completed. The site may be developed as a hotel-casino at a later date, although there are no specific plans to do so at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Certain Forward-Looking Statements

     This Form 10-Q includes "forward-looking statements" within the meaning of the securities laws. All statements regarding our expected financial position, business strategies and financing plans under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q are forward-looking statements. In addition, in those and other portions of this Form 10-Q, the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends" and similar expressions, as they relate to Coast Resorts or its management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, and have based these expectations on our beliefs as well as assumptions we have made, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from such expectations are disclosed in this Form 10-Q, including, without limitation, the following factors:

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

o    uncertainties related to the economy;

o the impact on the travel and leisure industry, and Las Vegas in particular, of the September 11, 2001 terrorist attacks and the United States' response to the attacks; and

o uncertainties related to the cost and/or availability of electricity and natural gas.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our credit facility. At September 30, 2001, the interest rate on our variable rate debt was 4.66%. Assuming that the amount of our variable rate debt remained constant at $124.0 million during the next twelve months, a hypothetical 1% increase in our variable interest rate would increase our interest expense by $1.2 million in that period. To date, we have not invested in derivative- or foreign currency-based financial instruments.

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


Date: November 14, 2001                 COAST RESORTS, INC.,
                                        a Nevada corporation


                                        By: /s/ Gage Parrish
                                            -----------------------
                                            Gage Parrish
                                            Vice President and
                                            Chief Financial Officer