Form 10-Q
period 2002-06-30
COAST CASINOS INC
filed 2002-08-14
CIK 1001865

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                      SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2002

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                      SECURITIES EXCHANGE ACT OF 1934
             For the Transition Period from __________ to _________


                         Commission file number 0-26922

                               COAST CASINOS, INC.
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

                               Coast Resorts, Inc.
         (Former name, former address and former fiscal year, if changed since last report.)

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

     Shares of Common Stock outstanding as of August 14, 2002: 1,461,178

--------------------------------------------------------------------------------

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       COAST CASINOS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                 June 30,
                                                   2002     December 31,
                                               (unaudited)     2001
                                               -----------  -----------
                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents...................  $  29,360    $  43,350
  Accounts receivable, net....................      7,374        6,371
  Other current assets........................     20,324       20,339
                                               -----------  -----------
  TOTAL CURRENT ASSETS........................     57,058       70,060
PROPERTY AND EQUIPMENT, net...................    664,714      579,545
OTHER ASSETS..................................     11,970        7,807
                                               -----------  -----------
                                                $ 733,742    $ 657,412
                                               ===========  ===========
              LIABILITIES AND
            STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable............................  $  11,864    $  13,138
  Accrued liabilities.........................     49,062       41,061
  Construction accounts payable...............     22,399       34,053
  Current portion of long-term debt...........        162          148
                                               -----------  -----------
  TOTAL CURRENT LIABILITIES...................     83,487       88,400
LONG-TERM DEBT, less current portion..........    422,979      369,376
DEFERRED INCOME TAXES.........................     22,781       19,251
DEFERRED RENT.................................     25,506       23,868
                                               -----------  -----------
  TOTAL LIABILITIES...........................    554,753      500,895
                                               -----------  -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 500,000
    shares authorized, none issued
    and outstanding...........................         --           --
  Common stock, $.01 par value, 2,000,000
    shares authorized, 1,494,353 shares issued
    and 1,461,178 shares outstanding..........         15           15
  Treasury stock (33,175 shares)..............     (3,333)      (3,333)
  Additional paid-in capital..................     95,398       95,398
  Retained earnings ..........................     86,909       64,437
                                               -----------  -----------
  TOTAL STOCKHOLDERS' EQUITY..................    178,989      156,517
                                               -----------  -----------
                                                $ 733,742    $ 657,412
                                               ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       COAST CASINOS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 2002 and 2001
             (dollars in thousands, except share and per share data)
                                   (unaudited)

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                   --------------------  --------------------
                                     2002       2001       2002       2001
                                   ---------  ---------  ---------  ---------
OPERATING REVENUES:
  Casino.........................  $ 102,397  $  93,963  $ 203,305  $ 188,684
  Food and beverage..............     27,588     26,442     55,563     53,135
  Hotel..........................      9,954      9,533     20,043     19,478
  Other..........................      9,767      9,148     19,114     17,934
                                   ---------  ---------  ---------  ---------
    GROSS OPERATING REVENUES.....    149,706    139,086    298,025    279,231
  Less: promotional allowances...    (13,251)   (12,391)   (26,495)   (24,988)
                                   ---------  ---------  ---------  ---------
    NET OPERATING REVENUES.......    136,455    126,695    271,530    254,243
                                   ---------  ---------  ---------  ---------

OPERATING EXPENSES:
  Casino.........................     45,563     42,755     89,885     85,924
  Food and beverage..............     20,876     19,753     41,541     38,618
  Hotel..........................      4,089      3,872      8,074      7,655
  Other..........................      7,447      6,794     14,362     13,493
  General and administrative.....     26,407     23,982     51,202     46,897
  Deferred rent..................        795        885      1,639      1,769
  Depreciation and amortization..     10,164      8,749     19,443     17,317
                                   ---------  ---------  ---------  ---------
    TOTAL OPERATING EXPENSES.....    115,341    106,790    226,146    211,673
                                   ---------  ---------  ---------  ---------

OPERATING INCOME.................     21,114     19,905     45,384     42,570
                                   ---------  ---------  ---------  ---------
OTHER INCOME (EXPENSES):
  Interest expense, net..........     (7,866)    (7,701)   (15,036)   (15,682)
  Interest capitalized ..........        858        137      1,446        199
  Gain (loss) on disposal of
    assets ......................          7     (1,656)      (311)      (122)
  Other income ..................      2,809         --      2,809         --
                                   ---------  ---------  ---------  ---------
TOTAL OTHER INCOME (EXPENSES)....     (4,192)    (9,220)   (11,092)   (15,605)
                                   ---------  ---------  ---------  ---------

INCOME BEFORE INCOME TAXES.......     16,922     10,685     34,292     26,965
Income tax provision ............      5,833      3,659     11,820      9,280
                                   ---------  ---------  ---------  ---------
NET INCOME.......................  $  11,089  $   7,026  $  22,472  $  17,685
                                   =========  =========  =========  =========

PER SHARE INFORMATION:
Basic net income per share
  of common stock................  $    7.59  $    4.80  $   15.38  $   12.09
                                   =========  =========  =========  =========
Diluted net income per share
  of common stock................  $    7.46  $    4.69  $   15.12  $   11.80
                                   =========  =========  =========  =========

Basic weighted-average
  shares outstanding.............  1,461,178  1,463,178  1,461,178  1,463,178
                                   =========  =========  =========  =========
Diluted weighted-average
  shares outstanding.............  1,486,054  1,498,593  1,486,054  1,498,593
                                   =========  =========  =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       COAST CASINOS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2002 and 2001
                             (dollars in thousands)
                                   (unaudited)

                                                            Six Months Ended
                                                               June 30,
                                                         --------------------
                                                           2002       2001
                                                         --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................  $ 22,472   $ 17,685
                                                         --------   --------
  ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
      Depreciation and amortization....................    19,443     17,317
      Amortization of debt offering costs..............       732        596
      Loss on disposal of assets.......................       311        122
      Deferred income taxes............................     3,190        911
      Deferred rent....................................     1,639      1,769
      Changes in assets and liabilities:
        Net (increase) decrease in accounts receivable
          and other assets.............................    (3,992)     2,224
        Net increase (decrease) in accounts payable
          and accrued liabilities......................     6,727     (1,919)
                                                         --------   --------
  TOTAL ADJUSTMENTS....................................    28,050     21,020
                                                         --------   --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES............    50,522     38,705
                                                         --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net of amounts in
    construction accounts payable......................  (117,513)   (37,697)
  Proceeds from sale of assets.........................       958      9,415
                                                         --------   --------
  NET CASH USED IN INVESTING ACTIVITIES................  (116,555)   (28,282)
                                                         --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt, including
    original issue premium, net of financing costs.....   103,191     49,071
  Principal payments on long-term debt.................      (148)    (2,508)
  Proceeds from borrowings under bank line of credit...    56,500      6,000
  Repayments of borrowings under bank line of credit...  (107,500)   (68,000)
                                                         --------   --------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..    52,043    (15,437)
                                                         --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS..............   (13,990)    (5,014)
CASH AND CASH EQUIVALENTS, at beginning of period......    43,350     43,560
                                                         --------   --------
CASH AND CASH EQUIVALENTS, at end of period............  $ 29,360   $ 38,546
                                                         ========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       COAST CASINOS, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Year Ended December 31, 2001 and
                     For the Six Months Ended June 30, 2002
                    (dollars in thousands, except share data)

                                   Common Stock     Additional
                                 -----------------    Paid-In   Retained  Treasury
                                  Shares    Amount    Capital   Earnings    Stock     Total
                                 ---------  ------   --------   --------  --------   --------
Balances at December 31, 2000..  1,463,178  $   15   $ 95,398   $ 28,006  $ (3,118)  $120,301
  Repurchase of common stock...     (2,000)     --         --        --       (215)      (215)
  Net income...................         --      --         --     36,431        --     36,431
                                 ---------  ------   --------   --------  --------   --------
Balances at December 31, 2001..  1,461,178      15     95,398     64,437    (3,333)   156,517
  Net income (unaudited).......         --      --         --     22,472        --     22,472
                                 ---------  ------   --------   --------  --------   --------
Balances at June 30, 2002
  (unaudited)..................  1,461,178  $   15   $ 95,398   $ 86,909  $ (3,333)  $178,989
                                 =========  ======   ========   ========  ========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               COAST CASINOS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND INFORMATION AND BASIS OF PRESENTATION

Background Information

     Coast Casinos, Inc. ("Coast Casinos" or the "Company"), is a Nevada corporation and serves as a holding company for Coast Hotels and Casinos, Inc. ("Coast Hotels"), which is also a Nevada corporation. Coast Casinos changed its name from Coast Resorts, Inc. on July 2, 2002. Through its wholly owned subsidiary, Coast Hotels, the Company owns and operates four Las Vegas hotel-casinos:

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

Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results for the interim periods have been included. The interim results reflected in the unaudited consolidated financial statements are not necessarily indicative of expected results for the full year.

                               COAST CASINOS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LONG-TERM DEBT

     Long-term debt consists of the following as of June 30, 2002 and December 31, 2001:

                                                        June 30,    December 31,
                                                         2002          2001
                                                      -----------   -----------
                                                           (in thousands)

9.5% senior subordinated notes due April 2009,
  with interest payable semiannually on April 1
  and October 1, including unamortized
  original issue premium of $4,765 in 2002
  and $0 in 2001...................................    $ 329,765     $ 225,000

Senior secured credit facility due September 2004,
  collateralized by substantially all of the assets
  of Coast Hotels and Casinos, Inc.................       93,000       144,000

Other notes payable................................          376           524
                                                      -----------   -----------
                                                         423,141       369,524
Less: current portion..............................          162           148
                                                      -----------   -----------
                                                       $ 422,979     $ 369,376
                                                      ===========   ===========

     In March 1999, Coast Hotels issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured credit facility due 2004 to facilitate a refinancing. Availability under the credit facility was increased to $200.0 million in September 1999, subject to automatic reductions in availability from September 2001 through June 2004, as described below. Coast Casinos is a guarantor of the indebtedness under both of these debt agreements. Borrowings under the credit facility bear interest, at our option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). The premium varies depending on Coast Hotels' ratio of total debt to EBITDA and can vary between 125 and 250 basis points. As of June 30, 2002, the premium over LIBOR was 1.75% (175 basis points) and the interest rate was 3.58%. For the six months ended June 30, 2002, the weighted average interest rate for the senior secured credit facility was 3.62%. Coast Hotels incurs a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. This variable fee is currently at a rate of 0.375% per annum times the average unused portion of the facility.

     The availability under the senior secured credit facility was reduced by $6.0 million to $194.0 million on September 30, 2001, by $6.0 million to $188.0 million on December 31, 2001, by $6.0 million to $182.0 million on March 31, 2002 and by $6.0 million to $176.0 million on June 30, 2002. The quarterly reduction will increase to $8.5 million on each of September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003; and to $11.5 million on each of September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004. As of June 30, 2002, Coast Hotels had $83.0 million of availability under the credit facility.

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

                               COAST CASINOS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LONG-TERM DEBT (continued)

     The loan agreement governing the senior secured credit facility contains covenants that, among other things, limit the ability of Coast Hotels to pay
dividends  or  make  advances  to  Coast  Casinos,   to  make  certain   capital
expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets of Coast Hotels. Additionally, the loan agreement requires that Coast Hotels maintain certain financial ratios with respect to its leverage and fixed charge coverage. The agreement was amended in December 2001 and in March 2002 to increase the amount of certain capital expenditures that may be made. Coast Hotels is also subject to certain covenants associated with the indenture governing the senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. At June 30, 2002, Coast Hotels was in compliance with all covenants and required ratios.

     On April 2, 2002, Coast Hotels entered into an interest rate swap agreement with a member of Coast Hotels' bank group wherein $100.0 million notional amount of Coast Hotels' fixed rate debt was converted to a floating rate. The fixed rate paid to Coast Hotels was 5.77% and the floating rate paid to the bank was based on six-month LIBOR and set at 2.33% for the six months ending September 30, 2002. On July 16, 2002, Coast Hotels terminated the swap agreement and received $3.75 million, including $1.0 million of accrued interest receivable. Based on quoted market values as of June 30, 2002, the estimated fair value of the swap agreement was $2.8 million. As of and for the three- and six-month periods ended June 30, 2002, the Company has recorded the estimated fair value of the swap agreement in the accompanying financial statements as an other current asset with the gain reported in other income.

                               COAST CASINOS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROMOTIONAL ALLOWANCES

     The retail value of hotel accommodations and food and beverage items provided to customers without charge is included in gross revenues and then deducted as promotional allowances, to arrive at net revenues. The following is a breakdown of these complimentary revenues for the three months and six months ended June 30, 2002 and 2001:

                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                   --------------------   --------------------
                                     2002       2001        2002       2001
                                   ---------  ---------   ---------  ---------
Complimentary revenues:
  Food and beverage.............   $  10,636  $  10,183   $  21,452  $  20,802
  Hotel.........................       1,727      1,500       3,359      2,979
  Other.........................         888        708       1,684      1,207
                                   ---------  ---------   ---------  ---------
    Promotional allowances......   $  13,251  $  12,391   $  26,495  $  24,988
                                   =========  =========   =========  =========

     The estimated cost of providing these complimentary services is as follows for the three months and six months ended June 30, 2002 and 2001:

                                     Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                   --------------------   --------------------
                                     2002       2001        2002       2001
                                   ---------  ---------   ---------  ---------
  Food and beverage.............   $  10,821  $  10,532   $  21,566  $  21,417
  Hotel.........................         712        647       1,386      1,213
  Other.........................         312        238         567        347
                                   ---------  ---------   ---------  ---------
                                   $  11,845  $  11,417   $  23,519  $  22,977
                                   =========  =========   =========  =========

     The cost of promotional allowances has been allocated to expense as follows for the three months and six months ended June 30, 2002 and 2001:

                                     Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                   --------------------   --------------------
                                     2002       2001        2002       2001
                                   ---------  ---------   ---------  ---------
  Casino........................   $  11,055  $  10,713   $  21,778  $  21,146
  General and administrative....         790        704       1,741      1,831
                                   ---------  ---------   ---------  ---------
                                   $  11,845  $  11,417   $  23,519  $  22,977
                                   =========  =========   =========  =========

                               COAST CASINOS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - EARNINGS PER SHARE

     Basic net income per common share excludes dilution and is computed by dividing income applicable to common shareholders by the weighted-average number of common shares outstanding. Diluted net income per common share is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options.

     The computations of basic net income per common share and diluted net income per common share, for the three months and six months ended June 30, 2002 and 2001, are as follows (in thousands, except share and per share data):

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      --------------------  --------------------
                                         2002      2001       2002      2001
                                      ---------  ---------  ---------  ---------
Net income applicable to
  computations....................... $  11,089  $   7,026  $  22,472  $  17,685
                                      =========  =========  =========  =========
Weighted-average common shares
  applicable to net income per
  common share....................... 1,461,178  1,463,178  1,461,178  1,463,178

Effect of dilutive securities:
  Stock option incremental shares....    24,876     35,415     24,876     35,415
                                      ---------  ---------  ---------  ---------
Weighted-average common shares
  applicable to net income per
  common share, assuming dilution.... 1,486,054  1,498,593  1,486,054  1,498,593
                                      =========  =========  =========  =========
Basic net income per share of
  common stock....................... $    7.59  $    4.80  $   15.38  $   12.09
                                      =========  =========  =========  =========
Diluted net income per share of
  common stock....................... $    7.46  $    4.69  $   15.12  $   11.80
                                      =========  =========  =========  =========


NOTE 5 - INITIAL PUBLIC OFFERING

     On May 24, 2002, Coast Casinos filed a registration statement with the Securities and Exchange Commission with respect to a proposed initial public offering of its common stock. The timing of the initial public offering is indefinite and subject to market conditions. There is no guarantee that an initial public offering will take place.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Policies and Estimates

     We have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate those estimates, including those related to asset impairment, accruals for slot marketing points, self-insurance, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

     We  believe  that  the  following  critical   accounting  policies  require
significant judgments and estimates used in the preparation of our financial statements:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

     The following table sets forth, for the periods indicated, certain financial information regarding our results of operations:

                               Three Months Ended      Six Months Ended
                                    June 30,               June 30,
                              --------------------   --------------------
                                2002      2001       2002      2001
                              ---------  ---------   ---------  ---------
                                 (in thousands)         (in thousands)

Net operating revenues......  $ 136,455  $ 126,695   $ 271,530  $ 254,243
Operating expenses..........    115,341    106,790     226,146    211,673
                              ---------  ---------   ---------  ---------
Operating income ...........  $  21,114  $  19,905   $  45,384  $  42,570
                              =========  =========   =========  =========


Net income..................  $  11,089  $   7,026   $  22,472  $  17,685
                              =========  =========   =========  =========

EBITDA (1)..................  $  32,073  $  29,539   $  66,466  $  61,656
                              =========  =========   =========  =========

Cash provided by operating
  activities................  $  25,557  $  12,246   $  50,522  $  38,705
                              =========  =========   =========  =========
Cash used in investing
  activities................  $ (60,751) $ (24,463)  $(116,555) $ (28,282)
                              =========  =========   =========  =========
Cash provided by (used in)
  financing activities......  $ 28,498   $ (7,045)   $  52,043  $ (15,437)
                              =========  =========   =========  =========

(1) "EBITDA" means earnings before interest, taxes, depreciation, amortization, deferred (non-cash) rent expense, certain other non-cash expenses and pre-opening expenses (for all periods presented, the only non-cash expenses were deferred rent, gains and losses on disposal of assets and other income associated with the interest rate swap agreement). EBITDA is defined in our senior secured credit facility and in the indenture governing our senior subordinated notes. EBITDA is presented as supplemental disclosure because the calculation of EBITDA is necessary to determine our compliance with certain covenants under these financing agreements and because management believes that it is a widely used measure of operating performance in the gaming industry. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flows or a measure of liquidity. All companies do not calculate EBITDA in the same manner. As a result, EBITDA as presented here may not be comparable to the similarly titled measures presented by other companies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001 and Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     In the quarter and six months ended June 30, 2002, we experienced increases in revenues, operating income, net income and EBITDA, primarily due to continued improvement in revenues at the Suncoast, which opened in September 2000. The Suncoast improvement was offset somewhat by lower hotel room occupancy levels at our four hotel-casino properties, consistent with the general slowdown in tourism after the September 11, 2001 terrorist attacks. Net revenues in the second quarter were $136.5 million compared to $126.7 million in 2001, an increase of 7.7%. Net operating revenues were up 25.5% at the Suncoast and 6.9% at the Gold Coast, but were down 3.8% at The Orleans and relatively flat at the Barbary Coast. Operating income was $21.1 million in the quarter compared to $19.9 million in 2001, an increase of 6.1%. Net income was $11.1 million compared to 2001 second quarter net income of $7.0 million, an increase of 57.8%. EBITDA was $32.1 million in the quarter, an increase of 8.6% over EBITDA of $29.5 million in the second quarter of 2001.

     In the six months ended June 30, 2002, net revenues were $271.5 million compared to $254.2 million in the first six months of 2001. Operating income was $45.4 million in the first half of 2002 compared to $42.6 million in the first half of 2001, an increase of 6.6%. Net income in the six months ended June 30, 2002 was $22.5 million, an increase of 27.1% over net income of $17.7 million in the first half of 2001. EBITDA in the first half of 2002 was $66.5 million compared to $61.7 million in 2001, an increase of 7.8%.

     Casino. Casino revenues were $102.4 million in the three months ended June 30, 2002 compared to $94.0 million in the same period in 2001, an increase of 9.0% due primarily to a 24.5% increase at the Suncoast. Gold Coast casino revenues increased 8.1% in the quarter, Barbary Coast revenues increased 2.8%, but casino revenues at The Orleans declined 2.8% due, in part, to increased competition and construction disruption.

     In the six months ended June 30, 2002, casino revenues were $203.3 million compared to $188.7 million in the first six months of 2001, an increase of 7.7%. Casino revenues at the Suncoast increased 27.8% year-to-date over last year. Gold Coast and Barbary Coast casino revenues increased 4.4% and 1.5%, respectively, over the first half of 2001, but The Orleans casino revenues decreased 5.1% in the period due to increased competition and construction disruption.

     Casino expenses increased $2.8 million (6.6%) in the second quarter, primarily due to an 8.9% increase at the Suncoast because of the increased gaming activity there and an 11.4% increase at the Gold Coast due to increased casino promotional expenses. Year-to-date, casino expenses increased $4.0 million (4.6%) due to a 10.9% increase at the Suncoast and a 7.5% increase at the Gold Coast.

     Food and Beverage. Food and beverage revenues were $27.6 million in the second quarter of 2002 compared to $26.4 million in 2001, an increase of 4.3%. Food and beverage revenues at the Suncoast increased 20.5%, in line with the overall increase in business at that property. Gold Coast food and beverage revenues increased 7.7%, primarily due to a new, expanded buffet. The increases were partially offset by a 6.2% decrease in food and beverage revenues at The Orleans, in line with the overall decrease in revenues at The Orleans discussed above, and a 2.8% decrease in food and beverage revenues at the Barbary Coast. Food and beverage expenses increased 5.7% to $20.9 million in 2002 compared to $19.8 million in 2001, primarily due to the overall increase in business at the Suncoast and the additional expenses related to the larger new buffet at the Gold Coast.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001 and Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001 (continued)

     Food and Beverage (continued). In the six months ended June 30, 2002, food and beverage revenues were $55.6 million, an increase of 4.6% over revenues of $53.1 million in the first half of 2001. The increases were primarily at the Suncoast and the Gold Coast, for the reasons described above. Food and beverage expenses were $41.5 million in the first six months of 2002 compared to $38.6 million in 2001, an increase of 7.6% due primarily to the new buffet at the Gold Coast and the overall increase in customer volume at the Suncoast.

     Hotel. Hotel room revenues were $10.0 million in the second quarter of 2002 compared to $9.5 million in 2001, an increase of 4.4%. Lower room occupancy percentages and lower average room rates due to a slowdown in tourism after September 11, 2001 led to decreases at the Gold Coast, Barbary Coast and The Orleans. The decreases were offset by increases at the Suncoast, which opened 216 additional hotel rooms in August 2001. Hotel expenses were $4.1 million in the second quarter compared to $3.9 million in 2001, an increase of 5.6% due primarily to the additional rooms at the Suncoast.

     In the six months ended June 30, 2002, hotel room revenues were $20.0 million compared to $19.5 million in 2001, an increase of 2.9%. Hotel expenses in the first half of 2002 were $8.1 million compared to $7.7 million in the first half of 2001, an increase of 5.5%. The increased revenues and expenses were primarily attributable to the additional hotel rooms opened at the Suncoast in August 2001.

     Other. Other revenues were $9.8 million in the second quarter of 2002 compared to $9.1 million in 2001, an increase of 6.8% primarily due to increases at the Suncoast. Slight increases at the Gold Coast and Barbary Coast were offset by an 8.1% decrease at The Orleans due to an overall decrease in customer volume related to increased competition and construction disruption. Year-to-date, other revenues were $19.1 million compared to $17.9 million in the first six months of 2001, an increase of 6.6% due primarily to increased customer volume at the Suncoast.

     General and Administrative. General and administrative expenses were $26.4 million in the second quarter of 2002 compared to $24.0 million in 2001, an increase of 10.1%, primarily due to increases in salaries, property taxes and property and liability insurance costs. Year-to-date, general and administrative expenses were $51.2 million compared to $46.9 million in the first six months of 2001, an increase of 9.2%, also due to the increases described above.

     Depreciation and Amortization. Depreciation and amortization expense was $10.2 million in the second quarter of 2002 compared to $8.7 million in 2001, an increase of 16.2% due to the depreciation of remodeling expenditures and equipment purchases at the Gold Coast and additional rooms and slot machines at the Suncoast. In the six months ended June 30, 2002, depreciation and amortization expense was $19.4 million compared to $17.3 million, an increase of 12.3%, also due to the increases described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001 and Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001 (continued)

     Other Income (Expenses). Despite a lower weighted-average interest rate on our debt, net interest expense was $7.9 million in the second quarter compared to $7.7 million in the second quarter of 2001, an increase of 2.1% due to higher aggregate indebtedness related to the construction projects at The Orleans and the Gold Coast. The effect of the higher aggregate indebtedness was partially offset by $860,000 in interest savings created by an interest rate swap agreement we entered into in April 2002 (see "Liquidity and Capital Resources"). In the six months ended June 30, 2002, net interest expense was $15.0 million compared to $15.7 million in the first six months of 2001. The decrease was due primarily to a lower weighted-average interest rate on our outstanding indebtedness and the $860,000 in interest savings from the swap agreement. Capitalized interest was $858,000 in the second quarter, compared to $137,000 in the second quarter of 2001 due to ongoing expansion projects at the Gold Coast and The Orleans. Capitalized interest was $1.4 million in the first six months of 2002 compared to $199,000 in the same period in 2001 also due to the ongoing expansion projects. Other income was $2.8 million in the second quarter and first six months of 2002 due to the recording of the estimated fair value of the swap agreement as of June 30, 2002, compared to no other income in the 2001 periods. On July 16, 2002 we terminated the swap agreement and received $3.75 million, including $1.0 million of accrued interest receivable.


Aggregate Indebtedness and Fixed Payment Obligations

     Our total long-term indebtedness (including current maturities) and fixed payment obligations on the land leases for the twelve-month periods ending June 30 are summarized by year below:

                                   2003      2004      2005      2006      2007   Thereafter
                                 --------  --------  --------  --------  -------- ----------
                                                  (dollars in thousands)
Long-Term Indebtedness:
  Senior subordinated notes....  $     --  $     --  $     --  $     --  $     --  $325,000
  Bank credit facility.........        --        --    93,000        --        --        --
  Other........................       162       177         3         3         3        28

Fixed Payment Obligations
for Land Leases:
  Barbary Coast - land lease...       178       190       190       190       190     5,208
  Barbary Coast - parking lot..        63        --        --        --        --        --
  The Orleans - land lease.....     2,700     2,700     2,700     2,700     2,800   194,311
  Suncoast - land lease........     2,450     2,510     2,570     2,630     2,690   202,480
                                 --------  --------  --------  --------  --------  --------
Total Indebtedness and
Fixed Payment Obligations......  $  5,553  $  5,577  $ 98,463  $  5,523  $  5,683  $727,027
                                 ========  ========  ========  ========  ========  ========

     For the six months ended June 30, 2002 we made principal payments of $51.0 million, net of borrowings, on the senior secured credit facility and $148,000 in principal payments on other long-term debt. We have debt service payments due aggregating $162,000 during the next twelve months on other long-term debt obligations. We also have fixed payment obligations under leases due during the next twelve months of $5.4 million. Total remaining fixed payment obligations under leases is $429.5 million. The fixed payment obligations represent payments due under operating lease agreements primarily for land on which three of our properties are located.

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

     The Barbary Coast occupies approximately 1.8 acres at the intersection of Flamingo Road and the Strip and occupies real property that we lease pursuant to a lease dated May 1, 1993. The lease provides for rental payments of $175,000 per year during the initial term of the lease that expires on May 1, 2003. We have exercised the first of two 30-year lease extension options, with rental payments increasing to $190,000 per year during the first ten years of the renewal period. We have an option to purchase the leased property at any time during the six month period prior to the expiration of the initial term of the lease, provided that certain conditions are met, at a purchase price equal to the greater of $3.5 million or the then appraised value of the real property. Should the landlord desire to sell the real property during the initial term of the lease, we have a right of first refusal. We also lease approximately 2.5 additional acres of real property located adjacent to the Barbary Coast. The lease expires on December 31, 2002. The lease provides for rental payments of $125,000 per annum. We use the 2.5-acre property as a parking lot for our employees and for valet parking. The landlord has the right to terminate the lease upon six months prior notice to us if it requires the use of the property for its own business purposes (which excludes leaving the property vacant or leasing it to third parties prior to January 1, 2003).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources

     Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $50.5 million in the six months ended June 30, 2002 and $38.7 million in the six months ended June 30, 2001.

     Cash used in investing activities in the six months ended June 30, 2002 and 2001 was $116.6 million and $28.3 million, respectively, and was primarily for capital expenditures.

     Cash provided by financing activities was $52.0 million in the first half of 2002 primarily from the issuance in March 2002 of $100.0 million principal amount of senior subordinated notes. The net proceeds of $103.2 million were used to repay borrowings under our line of credit. In the first half of 2001, cash used in financing activities was $15.4 million, primarily from repayment of borrowings under our credit facility offset by proceeds from the issuance in February 2001 of $50.0 million principal amount of senior subordinated notes.

     Our primary cash requirements for the next twelve months include the payment of principal and interest on our debt, maintenance capital expenditures, the completion of the expansion and remodeling project at the Gold Coast, the continued expansion of The Orleans and the expansion of the Suncoast (see Capital Expenditures below). We believe that existing cash balances, operating cash flow and available borrowings under our senior secured credit facility will provide sufficient resources to meet our debt and lease payment obligations, budgeted capital expenditure requirements at our hotel-casino properties and operating needs for the next 12 months.

     In March 1999, Coast Hotels issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 and entered into a $75.0 million senior secured credit facility due 2004 to facilitate a refinancing. Availability under the credit facility was increased to $200.0 million in September 1999, subject to automatic reductions in availability from September 2001 through June 2004, as described below. Coast Casinos is a guarantor of the indebtedness under both of these debt agreements. Borrowings under the credit facility bear interest, at Coast Hotels' option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). The premium varies depending on their ratio of total debt to EBITDA and can vary between 125 and 250 basis points. As of June 30, 2002, the premium over LIBOR was 1.75% (175 basis points) and the interest rate was 3.58%. For the six months ended June 30, 2002, the weighted average interest rate for the senior secured credit facility was 3.62%. Coast Hotels incurs a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. This variable fee is currently at a rate of 0.375% per annum times the average unused portion of the facility.

     The availability under the senior secured credit facility was reduced by $6.0 million to $194.0 million on September 30, 2001, by $6.0 million to $188.0 million on December 31, 2001, by $6.0 million to $182.0 million on March 31, 2002 and by $6.0 million to $176.0 million on June 30, 2002. The quarterly reduction will increase to $8.5 million on each of September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003, and to $11.5 million on each of September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004. As of June 30, 2002, Coast Hotels had $83.0 million of availability under the credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources (continued)

     On February 2, 2001, Coast Hotels issued $50.0 million additional principal amount of senior subordinated notes. The net proceeds of approximately $49.1 million were used to reduce borrowings under their senior secured credit facility. On March 19, 2002, Coast Hotels issued $100.0 million additional principal amount of our senior subordinated notes. The notes were issued at a premium and the net proceeds of approximately $103.2 million were used to reduce borrowings under their senior secured credit facility. As a result, Coast Hotels has additional availability under the credit facility to complete the capital improvement projects as described under "Capital Expenditures" below. The notes that were issued in 2001 and 2002 were issued under the same indenture and have the same terms, interest rate and maturity date as our the $175.0 million principal amount of senior subordinated notes issued in March 1999.

     The loan agreement governing the credit facility contains covenants that, among other things, limit Coast Hotels' ability to pay dividends or make advances to Coast Casinos, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets. Additionally, the loan agreement requires that Coast Hotels maintain certain financial ratios with respect to its leverage and fixed charge coverage. The agreement was amended in December 2001 and in March 2002 to increase the amount of certain capital expenditures that may be made. Coast Hotels is also subject to certain covenants associated with the indenture governing our $325.0 million principal amount of senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. At June 30, 2002, Coast Hotels was in compliance with all covenants and required ratios.

     On April 2, 2002, Coast Hotels entered into an interest rate swap agreement with a member of their bank group wherein $100.0 million notional amount of their fixed rate debt was converted to a floating rate. The fixed rate paid to Coast Hotels was 5.77% and the floating rate paid to the bank was based on six-month LIBOR and was set at 2.33% for the six months ending September 30, 2002. Coast Hotels terminated the swap agreement in July 2002 and received $3.75 million, including $1.0 million in accrued interest receivable. Coast Hotels recorded $2.8 million as other income in the quarter ended June 30, 2002 related to the swap agreement which represented its estimated market value as of June 30, 2002.

     On May 24, 2002, Coast Casinos filed a registration statement with the Securities and Exchange Commission with respect to a proposed initial public offering of its common stock. The timing of the initial public offering is indefinite and subject to market conditions. There is no guarantee that an initial public offering will take place.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Expenditures

     Subject to receiving the required governmental approvals, we plan to commence an approximately $65.0 million expansion of the Suncoast in the first half of 2003 and complete it in phases through the second half of 2004. The project is expected to be paid for with operating cash flows and borrowings under our senior secured credit facility. Should Coast Casinos complete an initial public offering, the proceeds may also be used to fund this project. The expansion is expected to feature a 70,000 square foot casino addition, including approximately 700 additional slot machines, a poker room, a new sports book, a sports bar, additional table games, a new casino bar, an approximately 1,600-car parking garage and four new restaurants. We anticipate that remaining 2002 cash outlays related to the expansion, consisting of architectural and design fees, will total approximately $1.0 million. Through June 30, 2002, we had spent $216,000 related to the expansion.

     In January 2001, we commenced an expansion of The Orleans. The project has an estimated cost of $150.0 million and is expected to be paid for with operating cash flows and borrowings under our senior secured credit facility. The expansion includes approximately 40,000 square feet of new gaming area and public space, a special-events arena, a 586-room hotel tower, spa and fitness facilities, a 2,600-car parking garage, six additional movie theaters, two restaurants and an Irish pub. Through June 30, 2002, we had completed the movie theaters, the parking garage, the restaurants, the Irish pub and the additional gaming and public area. We anticipate that 2002 cash outlays for the project will total approximately $80.0 million, of which $56.7 million had been spent in the six months ended June 30, 2002.

     In the fourth quarter of 2000, we commenced an expansion and remodel of the Gold Coast. The project was originally designed to include a new, expanded buffet restaurant, a sports bar, an Asian-themed restaurant, an Italian restaurant, 10,000 square feet of additional meeting space, the refurbishing of our standard hotel guest rooms and the redesign of most of the Gold Coast's public areas. In 2001 we expanded the scope of the project to include a 1,300-car parking garage, an expanded porte-cochere, a pedestrian bridge to the casino, 20,000 square feet of new gaming area and a new bingo parlor. Through June 30, 2002, we had spent approximately $48.9 million and had opened the multi-station buffet, the sports bar, the restaurants, the additional meeting space and the additional gaming space and we had completed the redesign of the public areas. We expect to complete the project by the fourth quarter of 2002 and to spend approximately $29.0 million in 2002, of which $17.9 million had been spent in the six months ended June 30, 2002.

     In the ordinary course of operating our hotel-casinos, it is necessary to upgrade or replace fixtures and equipment and to make improvements that will extend the life of our physical plants. We anticipate that these maintenance capital expenditures will total approximately $25.0 million in 2002. In the six months ended June 30, 2002 we had spent $12.1 million for maintenance capital expenditures. In addition, in June 2002 we purchased a 1996 Bombardier CRJ200 jet aircraft. The purchase price of the aircraft was $14.5 million plus the trade-in of our 1980 Hawker-Siddely 700, valued at $3.2 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Expenditures (continued)

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

     We believe that existing cash balances, operating cash flow and available borrowings under our credit facility will provide sufficient resources to meet our debt and lease payment obligations, budgeted capital expenditure requirements at our hotel-casino properties and operating needs for the next 12 months.

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

     In April 2002, the Financial Accounting Standards Board issued Statement No. 145 ("SFAS 145") "Rescission of FASB Statements Nos. 4, 44 and 64 and Amendment of FASB Statement No. 13." SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. Upon adoption of SFAS 145, the Company may no longer present losses on early retirements of debt as an extraordinary item. Additionally, prior period extraordinary losses may be required to be reclassified to conform to this new presentation. Adoption of SFAS 145 will have no impact on the Company's financial condition or cash flows.

     In June 2002, the Financial Accounting Standards Board issued Statement No. 146 ("SFAS 146") "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of SFAS 146 become effective for exit or disposal activities commenced subsequent to December 31, 2002 and the Company does not expect any impact on its financial condition, results of operations or cash flows.

     The adoption of SFAS 141, SFAS 142 and SFAS 144 had no impact on our financial position, results of operations or cash flows. We do not expect the impact of the adoption of SFAS 143, SFAS 145 or SFAS 146 to be material to our financial position, results of operations or cash flows.

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

o    uncertainties related to the economy;

o uncertainties related to the cost and/or availability of electricity and natural gas; and

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our revolving bank credit facility. Assuming that the amount of our variable rate debt remained constant at $93.0 million during the next twelve months, a hypothetical 1% increase in our variable interest rate would increase our interest expense by $930,000. On April 2, 2002, we entered into an interest rate swap agreement with a member of our bank group wherein $100.0 million notional amount of our fixed rate debt was converted to a floating rate. In July 2002 we terminated the swap agreement. (See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources".)

     The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the twelve-month period ended June 30,:

                                                                                                        Fair
                                  2003      2004      2005      2006      2007    Thereafter   Total    Value (1)
                                --------  --------  --------  --------  --------  ----------  --------  --------
                                                               (dollars in thousands)
LIABILITIES
Short-term debt
  Fixed rate..................  $    162  $     --  $     --  $     --  $     --  $    --  $    162   $    162
    Average interest rate(2)..     9.50%        --        --        --        --       --     9.50%         --

Long-term debt
  Fixed rate..................  $     --  $    177  $      3  $      3  $      3  $325,028  $325,214  $337,402
    Average interest rate(2)..        --     9.50%     9.50%     9.50%     9.50%     9.50%     9.50%        --
  Variable rate...............  $     --  $     --  $ 93,000  $     --  $     --  $     --  $ 93,000  $ 93,000
    Average interest rate(2)..        --        --     3.58%        --        --        --     3.58%        --

-----

(1) The fair values are based on the borrowing rate currently available for debt instruments with similar terms and maturities, and market quotes of our publicly traded debt.

(2) Based upon contractual interest rates for fixed indebtedness or the LIBOR rate at June 30, 2002 for variable rate indebtedness.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     Not applicable.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K:

     (a)  Exhibits.

     The following are filed as exhibits to this Quarterly Report on Form 10-Q:

     99.1 - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act or 2002.

     (b)  Reports on Form 8-K.

          On May 28, 2002, the Company filed a Form 8-K dated May 24, 2002 under
     Item 5, Other Events, with respect to the filing with the Securities and Exchange Commission of a registration statement relating to a proposed initial public offering of its common stock.

          On June 6, 2002, the Company filed a Form 8-K under Item 5, Other Events, with respect to the expiration of Coast Hotels' offer to exchange up to $100.0 million principal amount of newly issued 9 1/2% Senior Subordinated Notes Due 2009.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2002            COAST CASINOS, INC.,
                                  a Nevada corporation

                                  By: /s/ Gage Parrish
                                      -----------------------------
                                      Gage Parrish
                                      Vice President and Chief Financial Officer