Form 10-K
period 2002-12-31
COAST CASINOS INC
filed 2003-03-31
CIK 1001865

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

_________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________

Commission File #0-26922 COAST CASINOS, INC. (Exact name of registrant as specified in its charter)

NEVADA	88-0345704
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4500 West Tropicana Road, Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (702) 365-7000

Securities Registered Pursuant To Section 12(B) of The Act: None

Securities Registered Pursuant To Section 12(G) of The Act: Common Stock, $ .01 Par Value

(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the Registrant is an Accelerated Filer (as defined in Exchange Act Rule 12b-2) Yes [ ] No [X]

        The number of shares of the Registrant’s Common Stock outstanding as of March 31, 2003 was 1,461,177.94. The aggregate market value of the Common Stock held by non-affiliates of the Registrant was $50,876,254.80 as of March 31, 2003.

COAST CASINOS, INC.

Table of Contents

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2002

	PART III
Item 10.	Directors and Executive Officers of the Registrant	28
Item 11.	Executive Compensation	28
Item 12.	Security Ownership of Certain Beneficial Owners and Management	28
Item 13.	Certain Relationships and Related Transactions	28
Item 14.	Controls and Procedures	28

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	29

PART I

Item 1. Business

The Company

        Coast Casinos, Inc. (‘the Company” or “Coast Casinos”) is a Nevada corporation. Coast Casinos changed its name from Coast Resorts, Inc. on July 2, 2002. Through our wholly owned subsidiary, Coast Hotels and Casinos, Inc. (“Coast Hotels”), we own and operate four Las Vegas hotel-casinos:

o	The Orleans Hotel and Casino, which opened in December 1996, is located approximately one and one-half miles west of the Las Vegas Strip on Tropicana Avenue.

o	The Gold Coast Hotel and Casino, which opened in December 1986, is located approximately one mile west of the Las Vegas Strip on Flamingo Road.

o	The Suncoast Hotel and Casino, which opened in September 2000, is located near Summerlin in the west end of the Las Vegas valley, approximately nine miles from the Las Vegas Strip.

o	The Barbary Coast Hotel and Casino, which opened in March 1979, is located on the Las Vegas Strip.

The following chart provides certain information about our properties as of December 31, 2002:

Property	Hotel Rooms	Casino Square Footage	Slots and Video Poker	Gaming Tables
The Orleans	1,426	135,000	2,968	64
Gold Coast	711	87,000	2,186	52
Suncoast	419	82,000	2,306	58
Barbary Coast	197	30,000	610	36

        Our principal executive office is located at 4500 West Tropicana Avenue, Las Vegas, Nevada 89103. The telephone number is (702) 365-7000.

Business and Marketing Strategy

        Our business and marketing strategy is to attract gaming customers to our casinos by offering consistently high quality gaming, hotel, entertainment and dining experiences at affordable prices. We emphasize attracting and retaining repeat customers. Our primary target market for The Orleans, the Gold Coast and the Suncoast consists of value-oriented local middle-market customers who gamble frequently. The Barbary Coast’s customer base is primarily composed of visitors to the Las Vegas area.

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

Item 1. Business (continued)

Business and Marketing Strategy (continued)

        We believe that the most important factors in successfully operating our casinos are convenient locations with easy access, a friendly atmosphere, a value-oriented approach and high quality restaurants, entertainment and amenities. Additionally, we offer Las Vegas visitors spacious, well-appointed and competitively priced guest rooms.

o	Convenient, Strategic Locations. The Orleans and the Gold Coast are easily accessible and offer ample parking, providing our customers with convenient alternatives to the congestion on the Strip. The Suncoast is conveniently located adjacent to the fast-growing Summerlin master-planned community in suburban west Las Vegas. The Barbary Coast is located on the corner of the Strip and Flamingo Road.

o	Friendly Atmosphere. A key element of our strategy is to provide patrons with friendly, personal service that is designed to foster customer loyalty and generate repeat business. Locals appreciate a friendly, casual gaming environment where employees make them feel at home.

o	Value. We offer value to our gaming patrons by providing slot and video poker machines with better odds than those traditionally found at Strip casinos and by providing slot clubs that reward frequent play. We also offer value in our many restaurants and bars, where patrons are served their favorite beverages and generous portions of quality food at attractive prices. For visitors to Las Vegas, we offer quality guest rooms at rates generally lower than Las Vegas Strip room rates.

o	Entertainment, Movie Theaters and Amenities. We believe we compete effectively with other locals-oriented casinos by offering amenities and entertainment that our customers demand and that accentuate the perception of value for our customers. Our properties offer a number of amenities that generate significant foot traffic through our casinos, including movie theaters, bowling centers, quality restaurants and a variety of musical entertainment.

Casino Properties

        The Orleans. The Orleans is strategically located on Tropicana Avenue, a short distance from the Las Vegas Strip and McCarran International Airport. The Orleans provides an upscale, off-Strip experience in an exciting New Orleans French Quarter-themed environment.

        The Orleans features an approximately 135,000 square foot casino, including approximately 2,968 slot machines, 64 table games, a keno lounge, a poker parlor and race and sports books. The Orleans has 1,426 hotel rooms, 18 “stadium seating” first-run movie theaters, a 70-lane bowling center, approximately 40,000 square feet of banquet and meeting facilities, including an approximately 17,000 square foot grand ballroom, six full-service restaurants and a multi-station buffet, specialty themed bars, a swimming pool, a barber shop, a beauty salon, a child care facility, a video arcade and approximately 6,000 parking spaces. The Orleans also includes an 850-seat showroom that features headliner entertainment and other special events, allowing us to attract more tourists who would otherwise gamble at Strip casinos. A special events arena that will seat up to 9,500 patrons is scheduled to open in May 2003. The arena is designed to handle concerts, trade shows, equestrian events, boxing, ice hockey and other sporting events.

Item 1. Business (continued)

Casino Properties (continued)

        Gold Coast. The Gold Coast is located on West Flamingo Road approximately one mile west of the Las Vegas Strip and one-quarter mile west of Interstate 15, the major highway linking Las Vegas and Southern California. Its strategic location offers easy access from all four directions in the Las Vegas valley.

        The Gold Coast features an approximately 87,000 square foot casino, including approximately 2,186 slot machines, 52 table games, a keno lounge, a 160-seat race and sports book and a 700-seat bingo parlor. Our eleven-story tower includes 711 hotel rooms and suites, a swimming pool and fitness center. The Gold Coast also features four full-service restaurants, a multi-station buffet restaurant, a fast-food restaurant, a snack bar and an ice cream parlor. Entertainment amenities include a 70-lane bowling center, approximately 16,000 square feet of banquet and meeting facilities, four bars, an entertainment lounge and a showroom/dance hall with live musical entertainment. Other amenities include a gift shop, a liquor store, an American Express office, a Western Union office, a beauty salon, a barber shop, a childcare facility and approximately 3,000 parking spaces.

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

        The Suncoast is a Mediterranean-themed facility featuring approximately 82,000 square feet of casino space, including approximately 2,306 slot machines, 58 table games, a 150-seat race and sports book and a 600-seat bingo parlor. The Suncoast has 419 spacious hotel rooms and suites, approximately 25,000 square feet of banquet and meeting facilities, 16 “stadium seating” movie theaters, four full-service restaurants, a multi-station buffet restaurant, a 64-lane bowling center, a swimming pool and approximately 6,000 parking spaces.

        Barbary Coast. The Barbary Coast is located at the intersection of Flamingo Road and Las Vegas Boulevard, one of the busiest intersections on the Strip, along with Caesars Palace, Bally’s Las Vegas and Bellagio. Historically, the Barbary Coast has relied on foot traffic on the Las Vegas Strip for a significant amount of its revenues. As a result, the Barbary Coast’s primary customer base is visitors to the Las Vegas area. In addition to its favorable location on the Strip, the Barbary Coast has also benefited from its more intimate gaming atmosphere, allowing it to develop a loyal base of table games and slot customers.

        The Barbary Coast features an approximately 30,000 square foot casino, including approximately 610 slot machines, 36 table games, a race and sports book and other amenities. Our eight-story tower includes 197 spacious rooms and suites. The Barbary Coast is furnished and decorated in an elegant turn-of-the-century Victorian theme and includes three bars and three restaurants: Michael’s gourmet restaurant, Drai’s on the Strip (leased to and operated by a third party) and the Victorian Room.

Item 1. Business (continued)

Gaming Security

        Each of our casinos employs extensive supervision and accounting procedures to control the handling of cash in their gaming operations. These measures include security personnel, closed-circuit television observation of critical areas of the casino, locked cash boxes, independent auditors and observers, strict sign-in and sign-out procedures which ensure, to the extent practicable, that gaming chips issued by, and returned to, the casino cashier’s cages are accurately accounted for, and procedures for the regular observation of gaming employees. The accounting departments of each of our casinos, which employ persons who have no involvement in the gaming operations, review on a daily basis records compiled by gaming employees pertaining to cash flow and credit extension. Moreover, regular periodic analysis of the results of our gaming operations, including analyses of our compliance with the internal control standards established by the Nevada State Gaming Control Board (the “Nevada Board”), are performed by us and our independent auditors to detect significant deviations from industry standards. Based on the results of these analyses, management believes that its procedures are in compliance in all material respects with the requirements established by the Nevada Gaming Commission (the “Nevada Commission”) and the Nevada Board.

Competition

        There is intense competition among companies in the gaming industry. The Orleans, the Gold Coast and the Suncoast compete primarily with Las Vegas hotel-casinos and non-hotel gaming facilities that target local residents. There are several undeveloped properties in the vicinity of The Orleans, the Gold Coast and the Suncoast on which new gaming facilities could be built. The construction of new properties and the expansion or enhancement of existing properties near our hotel-casinos could have a negative impact on our business.

        In contrast to our other casinos, the Barbary Coast competes for customers primarily with the hotel-casinos located on the Strip. The construction of new properties and the expansion or enhancement of existing properties on the Strip by competitors could materially adversely affect business and results of operations of the Barbary Coast.

        In addition, each of our locals-oriented properties competes, to a lesser extent, with all other casinos and hotels in the Las Vegas area. A number of new hotel-casinos or expansions have opened in Las Vegas over the last several years, and several new hotel-casino projects and expansions have been announced or are under construction in Las Vegas. This additional gaming and room capacity may have a negative impact on our business.

        We also compete with other legalized forms of gaming and gaming operations in other parts of the state of Nevada and elsewhere. Certain states have recently legalized, and several other states are currently considering legalizing, casino gaming in designated areas. We also face competition from casinos located on Native American reservations. We believe that the development by Native Americans and other casino properties similar to those in Las Vegas in areas close to Nevada, particularly California and Arizona, could have a material adverse effect on our business and results of operations. California law permits limited Las Vegas-style gaming activities to be conducted by California Native American tribes and several tribes have expanded, opened or plan to open casinos in California. An increase in gaming in California could have a material adverse effect on our business and results of operations.

Item 1. Business (continued)

Potential Future Developments

        From time to time in our ordinary course of business we review proposals for new developments, joint ventures and other strategic transactions. We cannot assure you that any such new developments, ventures or transactions will be pursued or, if pursued, will be successful.

Employees

        At December 31, 2002, we had approximately 7,286 employees. We have not experienced any significant work stoppages and believe our labor relations are good. Approximately 337 employees at the Barbary Coast are covered by a collective bargaining agreement; none of our other employees are covered by a collective bargaining agreement.

Nevada Regulation and Licensing

        The ownership and operation of casino gaming facilities in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the “Nevada Act”), and (ii) various local regulations. Our gaming operations are subject to the licensing and regulatory control of the Nevada Commission, the Nevada Board and the Clark County Liquor and Gaming Licensing Board (the “Clark County Board”). The Nevada Commission, the Nevada Board and the Clark County Board are collectively referred to as the “Nevada Gaming Authorities.”

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

        Through our wholly owned subsidiary, we operate the Gold Coast, the Barbary Coast, The Orleans and the Suncoast, and are licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Coast Casinos is registered with the Nevada Commission as a publicly traded corporation (a “Registered Corporation”) and has been found suitable to own the stock of Coast Hotels. Coast Casinos, as a Registered Corporation, and Coast Hotels, as a Corporate Licensee, are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may request. No person may become a stockholder of, or receive any percentage of the profits from, Coast Hotels without first obtaining licenses and approvals from the Nevada Gaming Authorities. Coast Hotels and Coast Casinos have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities at its hotel-casinos.

Item 1. Business (continued)

Nevada Regulation and Licensing (continued)

        The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Coast Hotels or Coast Casinos in order to determine whether such individual is suitable or should be licensed as a business associate of a Corporate Licensee or a Registered Corporation. Officers, directors and certain key employees of Coast Hotels must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of Coast Hotels who are actively and directly involved in gaming activities may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause, which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

        If the Nevada Gaming Authorities were to find an officer, director or key employee of Coast Hotels or Coast Casinos unsuitable for licensing or unsuitable to continue having a relationship with Coast Hotels or Coast Casinos, we would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company and Coast Hotels to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

        Coast Hotels and Coast Casinos are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Coast Hotels must be reported to, or approved by, the Nevada Commission.

        If it were determined that the Nevada Act was violated by Coast Hotels, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Coast Hotels, Coast Casinos and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate our gaming properties and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of our gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our gaming operations.

        Any beneficial holder of a Registered Corporation’s voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of a Registered Corporation’s voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

Item 1. Business (continued)

Nevada Regulation and Licensing (continued)

        The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation’s voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 15% of a Registered Corporation’s voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of a Registered Corporation, any change in a Registered Corporation’s corporate charter, bylaws, management, policies or operations, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

        Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. Coast Hotels is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with Coast Hotels or Coast Casinos, we (i) pay that person any dividend or interest upon voting securities of our company, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pay remuneration in any form to that person for services rendered or otherwise, or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities, including, if necessary, the immediate purchase of such voting securities for cash at fair market value.

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

Item 1. Business (continued)

Nevada Regulation and Licensing (continued)

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

        Licensed Corporations and Registered Corporations such as Coast Hotels and Coast Casinos may not make public offering of their securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to require or extend obligations incurred for such purposes. The Nevada Commission has previously granted exemptions from this prior approval process for certain public offerings by Coast Hotels and Coast Casinos. Approval of a public offering, if given, will not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

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

        The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Licensed Corporations, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before a Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by a Registered Corporation’s Board of Directors in response to a tender offer made directly to the Registered Corporation’s stockholders for the purposes of acquiring control of the Registered Corporation.

        License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments.

Item 1. Business (continued)

Nevada Regulation and Licensing (continued)

        Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, “Licensees”), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission.

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

Certain Forward-Looking Statements

        This Form 10-K includes “forward-looking statements” within the meaning of the securities laws. All statements regarding our expected financial position, business strategies and financing plans under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and elsewhere in this Form 10-K are forward-looking statements. In addition, in those and other portions of this Form 10-K, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to Coast Casinos or its management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, and have based these expectations on our beliefs as well as assumptions we have made, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from such expectations are disclosed in this Form 10-K, including, without limitation, the following factors:

o	increased competition, both in Nevada and other states, including increased competition from California native American gaming;

o	dependence on the Las Vegas area and Southern California for a majority of our customers;

o	substantial leverage and uncertainty that we will be able to service our debt;

o	uncertainties associated with construction projects, including the related disruption of operations and the availability of financing, if necessary;

o	changes in laws or regulations, third party relations and approvals, decisions of courts, regulators and governmental bodies;

9 Item 1. Business (continued) Certain Forward-Looking Statements (continued)

o	uncertainties related to the economy;

o	uncertainties related to the effects of possible future terrorist activities; and

o	uncertainties related to the effects of the war with Iraq.

        All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. The forward-looking statements included are made only as of the date of this Form 10-K. We do not intend, and undertake no obligation, to update these forward-looking statements.

Item 2. Properties

        The Orleans occupies a portion of an approximately 80-acre site located on West Tropicana Avenue, approximately one mile south of the Gold Coast. We lease the real property under a ground lease entered into by Coast Hotels and the Tiberti Company, a Nevada general partnership of which J. Tito Tiberti, a stockholder and director of Coast Casinos and a director of Coast Hotels, is managing partner. The lease had an effective commencement date of October 1, 1995, an initial term of 50 years, and includes an option, exercisable by us, to extend the initial term for an additional 25 years. The lease provides for monthly rental payments of $200,000 per month through February 2002, $225,000 per month during the 48-month period thereafter, and $250,000 per month during the 60-month period thereafter. In March 2011, annual rental payments will increase on a compounding basis at a rate of 3.0% per annum. In addition, we have been granted an option to purchase the real property during the two-year period commencing in February 2016. The lease provides that the purchase price will be the fair market value of the real property at the time we exercise the option, provided that the purchase price will not be less than 10 times, nor more than 12 times, annual rent at such time.

        We own the approximately 26 acres that the Gold Coast occupies on West Flamingo Road. We also own an 8.33-acre site across the street from the Gold Coast that contains an approximately 100,000 square foot warehouse. We use the warehouse primarily as a storage facility.

        The Suncoast is located in the west end of the Las Vegas valley and occupies an approximately 50-acre site that we lease pursuant to a Ground Lease Agreement dated as of October 28, 1994. The initial term of the lease expires on December 31, 2055. The lease contains three options, exercisable by us, to extend the term of the lease for 10 years each. The lease provided for monthly rental payments of $166,667 for the year ended December 31, 1995. Thereafter, the monthly rent increases by the amount of $5,000 in January of each year. The landlord has the option to require us to purchase the property at the end of 2014, 2015, 2016, 2017 and 2018, at the fair market value of the real property at the time the landlord exercises the option, provided that the purchase price will not be less than 10 times nor more than 15 times the annual rent at such time. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31.0 million to approximately $51.0 million in the years 2014 through 2018. We have a right of first refusal in the event the landlord desires to sell the property at any time during the lease term.

Item 2. Properties (continued)

        The Barbary Coast occupies approximately 1.8 acres at the intersection of Flamingo Road and the Strip that we lease pursuant to a lease dated May 1, 1993. The lease provides for rental payments of $175,000 per year during the initial term of the lease that expires on May 1, 2003. We have exercised the first of two 30-year options, with rental payments increasing to $190,000 per year during the first ten years of the renewal period. We have an option to purchase the leased property at any time during the six month period prior to the expiration of the initial term of the lease, provided that certain conditions are met, at a purchase price equal to the greater of $3.5 million or the then appraised value of the real property. Should the landlord desire to sell the real property during the initial term of the lease, we have a right of first refusal. We also own approximately 2.5 additional acres of real property located adjacent to the Barbary Coast that we use for valet parking and as a parking lot for our employees. We purchased the land (which we previously leased) for $18.1 million on January 17, 2003.

        In the fourth quarter of 2001 and the first quarter of 2002, we purchased land totaling approximately 60 acres for possible future development. The land is located in a gaming enterprise district on Las Vegas Boulevard South, adjacent to Interstate 15 and approximately 6 miles south of Tropicana Avenue. Subject to market conditions, availability of financing and receipt of required governmental approvals, we intend to develop a hotel-casino on the site. We are currently in the conceptual stage of the project and have not developed any plans, but anticipate beginning construction of the hotel-casino in the second quarter of 2004 and opening in the second half of 2005. There is no guarantee that we will actually develop the project.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to our shareholders during the quarter ended December 31, 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

        No equity securities of Coast Casinos are being, or have been, publicly offered by us, and there is no public trading market for our common stock. As of March 31, 2003, Coast Casinos had 83 shareholders.

        Coast Casinos was formed in September 1995 and has not declared or paid any dividends. We intend to retain future earnings for use in the development of our business and do not anticipate paying any cash dividends in the foreseeable future. The payment of all dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. As a holding company, we are reliant upon the operations of Coast Hotels for cash flow. The indenture under which our 9.5% senior subordinated notes were issued and our senior secured credit facility (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7) restrict the ability of Coast Hotels to pay dividends or make other distributions to us. (See note 6 of “Notes to Consolidated Financial Statements.”)

Item 6. Selected Financial Data

        The following Selected Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The balance sheet and statements of operations data as of and for each of the five years in the period ended December 31, 2002 are derived from our audited consolidated financial statements. Our consolidated financial statements as of December 31, 2001 and 2002 and for each of the three years in the period ended December 31, 2002 are included in this report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,

	1998	1999	2000	2001	2002

STATEMENTS OF OPERATIONS DATA:	(dollars in thousands)
Net revenues	$328,824	$358,324	$408,925	$517,984	$545,120
Departmental operating expenses(1)	205,610	216,082	237,796	295,036	312,670
General and administrative expenses	54,926	60,480	69,443	91,558	104,228
Land leases	4,280	3,770	3,396	5,060	5,370
Deferred rent	4,018	2,918	2,538	3,538	3,228
Depreciation and amortization	20,607	21,613	25,375	36,549	41,575
Pre-opening expenses(2)	--	235	6,161	--	--

Operating income	39,383	53,226	64,216	86,243	78,049
Interest expense, net(3)	(26,570)	(21,441)	(22,973)	(29,182)	(30,165)
Other income (expense)	168	(192)	(60)	(1,815)	425

Income before income taxes and extraordinary item	12,981	31,593	41,183	55,246	48,309
Provision for income taxes	4,994	10,371	14,405	18,815	16,595

Income before extraordinary item	7,987	21,222	26,778	36,431	31,714
Extraordinary item - loss on early retirement of debt, net of applicable income tax benefit ($14,543) (4)	--	(27,007)	--	--	--

Net income (loss)	$7,987	$(5,785)	$26,778	$36,431	$31,714

Basic income per share of common stock before extraordinary item	$5.34	$14.35	$18.20	$24.91	$21.70

Diluted income per share of common stock before extraordinary item .	$5.34	$14.35	$17.92	$24.32	$21.38

Basic net income (loss) per share of common stock	$5.34	$(3.91)	$18.20	$24.91	$21.70

Diluted net income (loss) per share of common stock	$5.34	$(3.91)	$17.92	$24.32	$21.38

Basic weighted average common shares outstanding	1,494,353	1,478,978	1,471,208	1,462,366	1,461,178

Diluted weighted average common shares outstanding	1,494,353	1,478,978	1,494,066	1,497,781	1,483,392

See Footnotes to Selected Financial Data. 13 Item 6. Selected Financial Data (continued)

	As of December 31,
	1998	1999	2000	2001	2002
BALANCE SHEET DATA:	(dollars in thousands)
Cash and cash equivalents	$41,598	$38,629	$43,560	$43,350	$37,523
Total assets	$366,827	$406,119	$567,199	$657,412	$786,389
Total debt	$207,859	$237,239	$355,767	$369,524	$465,786
Stockholders' equity	$102,426	$95,103	$120,301	$156,517	$188,231

See Footnotes to Selected Financial Data. Footnotes to Selected Financial Data

(1)	Includes casino, food and beverage, hotel and other expenses.

(2)	Relates to the Suncoast, which opened September 2000.

(3)	Includes interest income of (dollars in thousands) $695 (1998), $450 (1999), $470 (2000), $405 (2001) and $58 (2002) and capitalized interest of $58 (1998), $612 (1999), $4,511 (2000), $1,048 (2001) and $2,950 (2002).

(4)	In connection with the repurchase of certain debt, we incurred repurchase premiums of $31.0 million. The repurchase premiums and the write-offs of unamortized debt issuance costs and original issue discount resulted in an extraordinary loss of $27.0 million in 1999, net of the applicable income tax benefit of $14.5 million. In April 2002, the Financial Accounting Standards Board issued Statement No. 145 (“SFAS 145”) “Rescission of FASB Statements Nos. 4, 44 and 64 and Amendment of FASB Statement No. 13.” SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. Upon adoption of SFAS 145, we might not be allowed to present losses on early retirements of debt as an extraordinary item. Additionally, prior period extraordinary losses may be required to be reclassified to conform to this new presentation.

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

        We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements:

o	We recognize revenue as net wins and losses occur in our casinos, upon the occupancy of our hotel rooms, upon the delivery of food, beverage and other services, and upon performance for entertainment revenue. Wagers received on all sporting events are recorded as a liability until the final outcome of the event when the payoffs, if any, can be determined. Effective January 1, 2001, we adopted Emerging Issues Task Force Issue 00-22 (the “Issue”), which requires that cash discounts and certain other cash incentives related to gaming play be recorded as a reduction to gross casino revenues. The Issue requires that prior periods be restated. We previously recorded incentives as an operating expense and have reclassified prior period amounts.

o	We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

o	We maintain accruals for health and workers compensation self-insurance and slot club point redemption, which are classified as accrued liabilities in the balance sheets. We determine the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that the accruals are overstated or understated, we will adjust the assumptions utilized in the methodologies and reduce or provide for additional accruals as appropriate.

o	We are subject to various claims and legal actions in the ordinary course of business. Some of these matters include personal injuries to customers and damage to customers’ personal assets. We estimate guest claims and accrue for such liability based on historical experience in accrued liabilities in the balance sheets.

15 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) Critical Accounting Policies and Estimates (continued)

o	At December 31, 2002, we had net property and equipment of $712.2 million, representing 91% of our total assets. We depreciate the property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, property developments, new competition and new regulations, could result in a change in the manner in which we are using certain assets, requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, if events and circumstances warrant such an assessment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

o	We have entered into lease agreements where the rental payments increase on an annual basis. We recognize the related rent expense on the straight-line method over the term of the agreements. Deferred rent is recorded to reflect the excess of rent expense over cash payments since the inception of the leases.

Results of Operations The following table sets forth, for the periods indicated, certain financial information regarding the results of our operations:

	Year Ended December 31,
	2000	2001	2002
	(dollars in thousands)
Net operating revenues	$408,925	$517,984	$545,120
Operating expenses	344,709	431,741	467,071

Operating income	$64,216	$86,243	$78,049

Net income	$26,778	$36,431	$31,714

Cash provided by operating activities	$64,837	$88,902	$97,085

Cash used in investing activities	$(176,854)	$(101,725)	$(197,953)

Cash provided by financing activities	$116,948	$12,613	$95,041

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fiscal 2002 Compared to 2001

        In the year ended December 31, 2002, revenues increased but net income decreased as we faced many challenges including a weakened economy, construction disruption, increased competition and a continued slowdown in tourist visitation to Las Vegas as a result of the events of September 11, 2001. Most of the increase in revenues was from the continued growth at our newest hotel-casino, the Suncoast, but revenues also increased slightly at the Gold Coast and Barbary Coast. Revenues were lower at The Orleans for the year, but increased by 10.8% in the fourth quarter as we began to see the positive effects of the 586 new rooms opened in August 2002 and a decrease in construction disruption as the two-year expansion project neared completion.

        Operating income for the year ended December 31, 2002 was lower by $8.2 million, primarily due to an increase in general and administrative expenses and depreciation. Net income was $31.7 million in 2002 compared to $36.4 million in 2001, a decrease of 13.0%.

        Casino.   Casino revenues were $406.2 million in 2002 compared to $387.5 million in 2001, an increase of $18.7 million (4.8%) primarily due to a 15.2% increase at the Suncoast as we continued to attract customers from the growing market in the Summerlin area of western Las Vegas. Casino revenues at the Gold Coast increased 2.2% for the year, but were down 3.4% in the fourth quarter due, in part, to construction disruption from the new parking garage. The main section of the garage was completed in December 2002, eliminating most of the construction barriers to customer traffic flow. Casino revenues at the Barbary Coast were up 5.0% in 2002, primarily from an increase in table games wagering volume. The Barbary Coast table games win percentage also improved compared to the lower-than-expected win percentage in 2001. Casino revenues at The Orleans were down 3.0% in the year ended December 31, 2002, but were 6.0% higher in the fourth quarter due, in part, to an increase in tourist customers because of the 586 new hotel rooms opened in August.

        Casino expenses were $182.1 million in 2002 compared to $174.2 million in 2001, an increase of 4.5%. The increase was primarily due to increased salaries at the recently expanded Gold Coast and The Orleans, as well as to increased promotional expenses at the Suncoast.

        Food and Beverage.   Gross food and beverage revenues were $112.8 million in 2002 compared to $106.9 million in 2001, an increase of 5.5%. The increase was primarily due to a 12.5% increase at the Suncoast, in line with the continued increase in customer volume, and an increase of 7.6% at the Gold Coast due to the greater number of meals served in its larger new buffet, opened in December 2001. Food and beverage revenues at The Orleans and the Barbary Coast in 2002 were relatively flat compared to 2001.

        Food and beverage expenses were $83.9 million in 2002 compared to $77.8 million in 2001, an increase of 7.8% due primarily to the larger new buffet that opened at the Gold Coast in December 2001. Costs in the Gold Coast buffet increased in 2002 due to higher staffing levels and more elaborate food offerings than in the old buffet.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fiscal 2002 Compared to 2001 (continued)

        Hotel.   Gross hotel room revenues were $41.8 million in 2002 compared to $38.4 million in 2001, an increase of 8.7%, primarily due to increases at the Suncoast and The Orleans because of an increased number of rooms at those properties. The Suncoast added 216 rooms in August 2001 and The Orleans added 586 new rooms in August 2002. Despite a lower occupancy percentage at those two properties, the total number of occupied rooms increased in the year, contributing to the increase in revenues. 2002 average room rates were lower by approximately 4.4% than in 2001 due to pressures from reduced rates at the larger “Strip” hotels as they attempted to increase tourist traffic that had diminished because of September 11, 2001 events and a weakened economy. Slightly lower room rates and occupancy rates contributed to lower hotel revenues at the Gold Coast and Barbary Coast in 2002.

        Hotel expenses were $17.3 million in 2002 compared to $15.1 million in 2001, an increase of 15.0%. Gold Coast and Barbary Coast expenses were relatively flat compared to the prior year, but expenses at The Orleans and the Suncoast increased 24.9% and 34.5%, respectively, due to the increased number of rooms at those properties.

        Other.   Other revenues are derived primarily from bowling, retail, entertainment and leased facilities. In the year ended December 31, 2002, other revenues were $39.7 million compared to $36.7 million in 2001. The increase of 8.1% was due primarily to a 21.8% increase at the Suncoast, where retail sales and showroom revenue were up 30.5% and 78.5%, respectively, because of increased customer volume. Gold Coast other revenues also increased by 5.9% due to the relocation of retail facilities to a high-traffic area near the hotel front desk. Other revenues at The Orleans were relatively flat compared to the prior year, but Barbary Coast other revenues were 17.3% higher due to a one year lease of space to a third party.

        Other expenses were $29.4 million in 2002 compared to $27.9 million in 2001, an increase of 5.3%, in line with the increase in other revenues. Other expenses at the Barbary Coast and The Orleans were relatively flat compared to the prior year, but Gold Coast other expenses increased by 7.7% and Suncoast other expenses increased by 15.4%.

        General and Administrative.   General and administrative expenses were $104.2 million in 2002 compared to $91.6 million in 2001, an increase of 13.8%, primarily due to increases in payroll and related costs, utilities expenses, property taxes and insurance costs.

        Payroll and related costs increased by $5.3 million (10.3%), affected by increased staffing levels at The Orleans and the Gold Coast due to the recent expansions at those properties, as well as third quarter 2002 pay raises and higher health insurance costs. Utilities expenses were $15.2 million in 2002 compared to $13.6 million in 2001, an increase of 11.4% primarily due to recently completed expansions at The Orleans and the Gold Coast and higher utility rates. Property taxes were $5.7 million in 2002 compared to $4.7 million in 2001, an increase of 21.8% primarily because of the expansions. General insurance costs were $2.4 million in 2002 compared to $1.3 million in 2001, an increase of 76.4% because of increased premiums after the terrorist activities of September 11, 2001.

        Depreciation and Amortization.   Depreciation and amortization expense was $41.6 million in 2002 compared to $36.5 million in 2001, an increase of 13.8% due to the depreciation of remodeling expenditures and equipment purchases at the Gold Coast and The Orleans. Depreciation increased by 6.9% at the Suncoast due to the opening of new hotel rooms in August 2001 and the addition of slot machines during 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fiscal 2002 Compared to 2001 (continued)

        Other Income (Expenses).   Interest expense was $33.2 million in 2002 compared to $30.6 million in 2001, an increase of 8.3%, primarily due to higher aggregate indebtedness related to financing of various expansion projects at the Gold Coast and The Orleans. Interest expense was offset by approximately $1.7 million of interest earned on an interest rate swap agreement that was entered into in April 2002 and terminated in July 2002. Capitalized interest was $3.0 million in 2002 compared to $1.0 million in 2001 due to the advanced stages of completion of the expansion projects at The Orleans, including the new room tower opened in August and the arena that is expected to open in May 2003. Other income was $425,000 in 2002, including a loss on the disposal or abandonment of fixed assets of $2.3 million offset by a gain of $2.7 million on the interest rate swap agreement that was terminated in July 2002. Other expense of $1.8 million in 2001 was a loss on disposal of equipment.

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

Aggregate Indebtedness and Fixed Payment Obligations

        Our total long-term indebtedness (including current maturities) and fixed payment obligations on the land leases are summarized by year below:

	2003	2004	2005	2006	2007	Thereafter	Total

Long-Term Indebtedness:	(dollars in thousands)
Senior subordinated notes	$--	$--	$--	$--	$--	$325,000	$325,000
Bank credit facility(1)	17,000	119,000	--	--	--	--	136,000
Other	162	177	3	3	3	26	374

Fixed Payment Obligations
for Land Leases:
Barbary Coast - land lease	185	190	190	190	190	5,113	6,058
The Orleans - land lease	2,700	2,700	2,700	2,950	3,000	192,811	206,861
Suncoast - land lease	2,480	2,540	2,600	2,660	2,720	201,120	214,120

Total Indebtedness and
Fixed Payment Obligations	$22,527	$124,607	$5,493	$5,803	$5,913	$724,070	$888,413

(1)	The terms of the senior secured credit facility provide that the availability will be reduced on a quarterly basis. See “Liquidity and Capital Resources”.

        During the year ended December 31, 2002 we made principal payments of $8.0 million net of borrowings on the senior secured credit facility and $150,000 in principal payments on other long-term debt. We have debt service payments due aggregating $17.2 million in 2003.

        We also have fixed payment obligations due during 2003 of $5.4 million. The total remaining fixed payment obligations under leases is $427.0 million. The fixed payment obligations represent payments due under operating lease agreements primarily for land on which three of our properties are located.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Aggregate Indebtedness and Fixed Payment Obligations (continued)

        The Orleans occupies a portion of an approximately 80-acre site located on West Tropicana Avenue, approximately one mile south of the Gold Coast. We lease the real property under a ground lease entered into by Coast Hotels and the Tiberti Company, a Nevada general partnership of which J. Tito Tiberti, a director of both Coast Casinos and Coast Hotels, is managing partner. The lease had an effective commencement date of October 1, 1995, an initial term of 50 years, and includes an option, exercisable by us, to extend the initial term for an additional 25 years. The lease provides for monthly rental payments of $200,000 per month through February 2002, $225,000 per month during the 48-month period thereafter, and $250,000 per month during the 60-month period thereafter. In March 2011, annual rental payments will increase on a compounding basis at a rate of 3.0% per annum. In addition, we have been granted an option to purchase the real property during the two-year period commencing in February 2016. The lease provides that the purchase price will be the fair market value of the real property at the time we exercise the option, provided that the purchase price will not be less than 10 times, nor more than 12 times, annual rent at such time.

        The Suncoast is located in the west end of the Las Vegas valley and occupies an approximately 50-acre site that we lease pursuant to a Ground Lease Agreement dated as of October 28, 1994. The initial term of the lease expires on December 31, 2055. The lease contains three options, exercisable by us, to extend the term of the lease for 10 years each. The lease provided for monthly rental payments of $166,667 for the year ended December 31, 1995. Thereafter, the monthly rent increases by the amount of $5,000 in January of each year. The landlord has the option to require us to purchase the property at the end of 2014, 2015, 2016, 2017 and 2018, at the fair market value of the real property at the time the landlord exercises the option, provided that the purchase price will not be less than 10 times nor more than 15 times the annual rent at such time. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31.0 million to approximately $51.0 million in the years 2014 through 2018. We have a right of first refusal in the event the landlord desires to sell the property at any time during the lease term.

The Barbary Coast occupies approximately 1.8 acres at the intersection of Flamingo Road and the Strip that we lease pursuant to a lease dated May 1, 1993. The lease provides for rental payments of $175,000 per year during the initial term of the lease that expires on May 1, 2003. We have exercised the first of two 30-year options, with rental payments increasing to $190,000 per year during the first ten years of the renewal period. We have an option to purchase the leased property at any time during the six month period prior to the expiration of the initial term of the lease, provided that certain conditions are met, at a purchase price equal to the greater of $3.5 million or the then appraised value of the real property. Should the landlord desire to sell the real property during the initial term of the lease, we have a right of first refusal. See also Item 2 “Properties” for a discussion of our properties.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

        Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $97.1 million in the year ended December 31, 2002, compared to $88.9 million in 2001 and $64.8 million in 2000.

        Cash used in investing activities in each of the years ended December 31, 2001 and 2002 was primarily for capital expenditures. During 2002, cash used for capital expenditures was $199.5 million, including $34.1 million for construction accounts payable at December 31, 2001. $156.3 million was used in the expansion and remodeling projects at the Gold Coast and The Orleans. $15.8 million was used to purchase a 1996 Bombardier CRJ200 jet aircraft for $17.8 million, including the trade-in of our 1980 Hawker-Siddely jet aircraft with a net book value of $2.0 million. The remaining $27.4 million was used for maintenance capital expenditures. Cash used in investing activities in 2001 and 2000 was $101.7 million and $176.9 million, respectively.

        Cash provided by financing activities was $95.0 million in 2002 primarily from the issuance in March 2002 of $100.0 million principal amount of senior subordinated notes. The net proceeds of $103.2 million were used to repay borrowings under our line of credit. In 2001, cash provided by financing activities was $12.6 million. Proceeds from the issuance in February 2001 of $50.0 million principal amount of senior subordinated notes and from borrowings under our senior secured credit facility were partially offset by reductions of amounts outstanding under the credit facility with cash flows from operations and approximately $49.1 million of net proceeds from the senior subordinated notes issuance. Cash provided by financing activities was $116.9 million in 2000, primarily from borrowings under our senior secured credit facility.

        In March 1999, Coast Hotels issued $175.0 million principal amount of 9.5% senior subordinated notes due in 2009 with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured credit facility due 2004 to facilitate a refinancing. Availability under the credit facility was increased to $200.0 million in September 1999, subject to automatic reductions in availability from September 2001 through June 2004, as described below. Coast Casinos is a guarantor of the indebtedness under both of these debt agreements. Borrowings under the credit facility bear interest, selected monthly at our option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate (“LIBOR”). The premium varies depending on a certain financial ratio and can vary between 125 and 250 basis points. As of December 31, 2002, the premium over LIBOR was 2.0% (200 basis points) and the interest rate was 3.40%. For the year ended December 31, 2002, the weighted average interest rate for the senior secured credit facility was 3.63%. We incur a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. This variable fee is currently at the maximum rate of 0.5% per annum times the average unused portion of the facility.

        On February 2, 2001, Coast Hotels issued $50.0 million additional principal amount of senior subordinated notes. The net proceeds of approximately $49.1 million were used to reduce borrowings under our senior secured credit facility. On March 19, 2002, Coast Hotels issued $100.0 million additional principal amount of our senior subordinated notes. The notes were issued at a premium and the net proceeds of $103.2 million were used to reduce borrowings under our senior secured credit facility. The notes that were issued in 2001 and 2002 were issued under the same indenture and have the same terms, interest rate and maturity date as our original $175.0 million principal amount of senior subordinated notes issued in 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

        The availability under the senior secured credit facility has been reduced quarterly since September 30, 2001. On December 31, 2002, total availability was reduced to $159.0 million with additional quarterly reductions in availability of $8.5 million on each of March 31, 2003 and June 30, 2003 and of $11.5 million on each of September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004. Advances under the facility may be used for working capital, general corporate purposes, and certain improvements to our existing properties. As of December 31, 2002, we had $136.0 million outstanding under the senior secured credit facility with $23.0 million of availability remaining.

        The loan agreement governing the senior secured credit facility contains covenants that, among other things, limit the ability of Coast Hotels to pay dividends or make advances to Coast Casinos, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets. Additionally, the loan agreement requires that we maintain certain financial ratios with respect to its leverage and fixed charge coverage. We are also subject to certain covenants associated with the indenture governing our senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. At December 31, 2002, we were in compliance with all covenants and required ratios.

        The senior secured credit facility was amended in December 2001, March 2002, January 2003 and February 2003 to increase the limitations on certain capital expenditures, to allow for additional secured indebtedness and to allow for up to $20.0 million in unsecured indebtedness. The unsecured indebtedness will provide additional liquidity for a period of up to three months, during which time we will seek to amend and/or refinance the facility.

        In February 2003, we borrowed $18.0 million under a secured loan agreement, collateralized by our Bombardier aircraft. The proceeds were used to reduce borrowings under the senior secured credit facility. The loan bears interest at a premium of 2.25% over the 30-day LIBOR rate, which is adjusted monthly. Payments of interest only are required during the first twelve months. Commencing on March 28, 2004, we will be required to make monthly payments of principal of $120,000 plus interest on the unpaid balance. A balloon payment of the remaining principal balance is due in February 2009.

        On March 28, 2003, we entered into an unsecured $20.0 million revolving bridge line of credit (“bridge facility”) with a participant in our senior secured credit facility. Borrowings under the bridge facility bear interest at a premium of 3.5% over one-, two-, three-week or one month LIBOR. The bridge facility expires on June 26, 2003.

        As of March 28, 2003, we had $134.0 million outstanding under the senior secured credit facility and no outstanding borrowings under the bridge facility. We anticipate amending or replacing our senior secured credit facility in the second quarter of 2003 so that borrowings under the facility, in conjunction with existing cash balances and anticipated cash flow from operations will provide sufficient resources to meet our debt and lease payment obligations, operating needs and budgeted capital expenditure requirements at our hotel-casino properties for at least the next twelve months. If we are unable to amend or replace our credit facility, we may have to limit our future capital expenditures.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Construction Projects

        In January 2001, we commenced an expansion of The Orleans. The expansion project included a special-events arena, a 586-room hotel tower, a 2,600-car parking garage, six additional movie theaters, two restaurants, an Irish pub and approximately 40,000 square feet of new gaming area and public space. Through December 31, 2002, we had completed all but the arena and had spent $143.7 million. We expect to open the arena in May 2003 with additional project expenditures of approximately $20.2 million

        In the fourth quarter of 2000, we commenced an expansion and remodel of the Gold Coast. The project included a new, expanded buffet restaurant, a sports bar, an Asian-themed restaurant, an Italian restaurant, 10,000 square feet of additional meeting space, an additional approximately 20,000 square feet of slot and table games area, a new bingo room, an expanded porte-cochere and a parking garage. Through December 31, 2002, we had spent $68.1 million and had completed substantially all of the project except a portion of the parking garage. The garage was completed in the first quarter of 2003 with additional project expenditures of approximately $7.1 million.

        In the ordinary course of operating our hotel-casinos, it is necessary to upgrade or replace fixtures and equipment and to make improvements that will extend the life of our physical plants. We anticipate that these maintenance capital expenditures will total approximately $26.0 million in 2003.

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

Other Matters

        In August 2001, the Financial Accounting Standards Board issued Statement No. 143 (“SFAS 143”), “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”. The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Matters (continued)

        In April 2002, the Financial Accounting Standards Board issued Statement No. 145 (“SFAS 145”) “Rescission of FASB Statements Nos. 4, 44 and 64 and Amendment of FASB Statement No. 13.” SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. Upon adoption of SFAS 145, we might not be allowed to present losses on early retirements of debt as an extraordinary item. Additionally, prior period extraordinary losses may be required to be reclassified to conform to this new presentation.

        In June 2002, the Financial Accounting Standards Board issued Statement No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities.” The provisions of SFAS 146 become effective for exit or disposal activities commenced subsequent to December 31, 2002.

        We do not expect that the adoptions of SFAS 143, 145 and 146 will have a material impact on our financial position, results of operations or cash flows.

        In December 2002, the Financial Accounting Standards Board issued Statement No. 148 (“SFAS 148”) “Accounting for Stock-Based Compensation.” The provisions of SFAS 148 became effective December 15, 2002. We adopted the disclosure requirements of SFAS 148, and there was no impact on our financial position, results of operations or cash flows.

        In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At December 31, 2002, we do not have any outstanding guarantees and accordingly do not expect the adoption of FIN 45 to have a material impact on our financial position, results of operations or cash flows.

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs created after January 31, 2003. We have reviewed our major relationships and our overall economic interests with other companies consisting of related parties, companies in which we have an equity position, and other suppliers to determine the extent of our variable economic interest in these parties. We believe we have appropriately reported the economic impact and our share of risks of our commercial relationships.

Impact of Inflation and Other Economic Factors

        Absent changes in competitive and economic conditions or in specific prices affecting the industry, we do not expect that inflation will have a significant impact on our operations. Changes in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the hotel and casino industry. We depend upon Las Vegas and Southern California for a majority of our customers. Any economic downturn in those areas could materially adversely affect our business and results of operations and our ability to pay interest and principal on our debt.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our revolving bank credit facility. Assuming that the amount of our variable rate debt remained constant at $136.0 million during the next twelve months, a hypothetical 1% increase in our variable interest rate would increase our interest expense by $1.4 million. On April 2, 2002, we entered into an interest rate swap agreement with a member of our bank group wherein $100.0 million notional amount of our fixed rate debt was converted to a floating rate. In July 2002 we terminated the swap agreement. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources”.) As of December 31, 2002, we did not have any investments in derivative- or foreign currency-based financial instruments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk (continued)

Market Risk (continued)

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the twelve-month period ended December 31,:

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value(1)

LIABILITIES	(dollars in thousands)
Short-term debt
Fixed rate	$162	$--	$--	$--	$--	$--	$162	$162
Average interest rate(2)	9.50%	--	--	--	--	--	9.50%	--
Variable rate	$17,000	$--	$--	$--	$--	$--	$17,000	$17,000
Average interest rate(2)	3.40%	--	--	--	--	--	3.40%	--

Long-term debt
Fixed rate	$--	$177	$3	$3	$3	$325,026	$325,212	$344,712
Average interest rate(2)	--	9.50%	9.50%	9.50%	9.50%	9.50%	9.50%	--
Variable rate	$--	$119,000	$--	$--	$--	$--	$119,000	$119,000
Average interest rate(2)	--	3.40%	--	--	--	--	3.40%	--

(1)	The fair values are based on the borrowing rate currently available for debt instruments with similar terms and maturities, and market quotes of our publicly traded debt.

(2)	Based upon contractual interest rates for fixed indebtedness or the LIBOR rate plus a premium of 2% at December 31, 2002 for variable rate indebtedness.

See also “Item 7 –Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Capital Resources” and see “Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K – Financial Statements Index — Notes to Financial Statements — Note 6 — Long-Term Debt”.

Item 8. Financial Statements and Supplementary Data

        The report of independent accountants, financial statements and financial statement schedule listed in the accompanying index are filed as part of this report. See “Item 15 – Exhibits, Financial Statement Schedules and Reports on Form 8-K — Financial Statements, Financial Statement Schedules, and Exhibits”.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information in response to Item 10 is incorporated by reference from our definitive proxy statement to be filed in connection with our 2003 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

        Information in response to Item 11 is incorporated by reference from our definitive proxy statement to be filed in connection with our 2003 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information in response to Item 12 is incorporated by reference from our definitive proxy statement to be filed in connection with our 2003 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions

        Information in response to Item 13 is incorporated by reference from our definitive proxy statement to be filed in connection with our 2003 Annual Meeting of Stockholders pursuant to Instruction G(3) of Form 10-K.

Item 14. Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

        Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation. Additionally, no significant deficiencies or material weaknesses in such internal controls requiring corrective actions were identified.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     Financial Statements, Financial Statement Schedules and Exhibits

PAGE

1.	Financial Statements Index	F-1
2.	Financial Statements Schedules Index:
	Schedule I - Condensed Financial Information of Coast Casinos, Inc. (Parent Company Only)	F-30
	Schedule II - Valuation and Qualifying Accounts	F-34

29 Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued) Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended Articles of Incorporation of Coast Hotels and Casinos, Inc. (5)

3.2	First Amended Bylaws of Coast Hotels and Casinos, Inc. (5)

3.3	Articles of Incorporation of Coast Resorts, Inc. (1)

3.4	First Amended Bylaws of Coast Resorts, Inc. (1)

4.1	Indenture dated as of March 23, 1999 among Coast Hotels and Casinos, Inc., as issuer of 9-1/2% Senior Subordinated Notes due 2009, Coast Resorts, Inc., as guarantor, and Firstar Bank of Minnesota, N.A., as trustee (8)

4.2	First Supplemental Indenture dated as of November 20, 2000 among Coast Hotels and Casinos, Inc., as issuer, Coast Resorts, Inc., as guarantor, and Firstar Bank of Minnesota, N.A., as trustee (11)

4.3	Second Supplemental Indenture dated as of February 2, 2001, among Coast Hotels and Casinos, Inc., as issuer, Coast Resorts, Inc., as guarantor, and Firstar Bank of Minnesota, N.A., as trustee (11)

4.4	Third Supplemental Indenture dated as of March 19, 2002, among Coast Hotels and Casinos, Inc., as issuer, Coast Resorts, Inc., as guarantor, and U.S. Bank, N.A., as trustee (12)

4.5	Form of 9-1/2% Note (included in Exhibit 4.1) (10)

10.1	Tax Sharing Agreement dated as of January 30, 1996 by and among Coast Resorts, Inc., Coast Hotels and Casinos, Inc., and Coast West, Inc. (4)

10.2	Ground Lease dated as of October 1, 1995, between The Tiberti Company, a Nevada general partnership, and Coast Hotels and Casinos, Inc. (as successor of Gold Coast Hotel and Casino, a Nevada limited partnership) (3)

10.3	Lease Agreement dated May 1, 1992, by and between Empey Enterprises, a Nevada general partnership, as lessor, and the Barbary Coast Hotel & Casino, a Nevada general partnership, as lessee (1)

10.4	Ground Lease Agreement dated October 28, 1994 by and among 21 Stars, Ltd., a Nevada limited liability company, as landlord, Barbary Coast Hotel & Casino, a Nevada general partnership, as tenant, Wanda Peccole, as successor trustee of the Peccole 1982 Trust dated February 15, 1982 (“Trust), and The William Peter and Wanda Ruth Peccole Family Limited Partnership, a Nevada limited partnership (“Partnership”), and, together with Trust, as owner, as amended (1)

10.5	Form of Subordination Agreement between Coast Hotels and Casinos, Inc. and certain former Gold Coast partners holding Subordinated Notes (4)

10.6	Lease dated as of November 1, 1982, by and between Nevada Power Company, a Nevada Corporation as landlord, and Barbary Coast Hotel and Casino, a Nevada general partnership(1)

10.7	Leasehold Deed of Trust, Assignment of Rents and Security Agreement dated February 13, 1991, by and between the Barbary Coast Hotel and Casino, a Nevada general partnership, First American Title Company of Nevada, and Exber, Inc., a Nevada corporation (1)

10.8	Amended and Restated Loan Agreement dated as of September 16, 1999 among Coast Hotels and Casinos, Inc. as Borrower, the Lenders referred to therein, and Bank of America National Trust and Savings Association as Administrative Agent (9)

10.9	Security Agreement dated as of March 18, 1999 by Coast Hotels and Casinos, Inc. in favor of Bank of American National Trust and Savings Association as Administrative Agent (10)

30 Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued) Exhibit Index (continued)

10.10	Security Agreement dated as of March 18, 1999 by Coast Resorts, Inc. in favor of Bank of America National Trust and Savings Association as Administrative Agent (10)

10.11	Pledge Agreement dated as of September 1999 by Coast Resorts, Inc. in favor of Bank of America National Trust and Savings Association as Administrative Agent (10)

10.12	Leasehold Deed of Trust, Assignment of Rents and Fixture Filing dated as of March 18, 1999 by Coast Hotels and Casinos, Inc. in favor of Bank of America National Trust and Savings Association as Administrative Agent (The Orleans Hotel and Casino) (10)

10.13	Leasehold Deed of Trust, Assignment of Rents and Fixture Filing dated as of March 18, 1999 by Coast Hotels and Casinos, Inc. in favor of Bank of America National Trust and Savings Association as Administrative Agent (The Gold Coast Hotel and Casino) (10)

10.14	Leasehold Deed of Trust, Assignment of Rents and Fixture Filing dated as of March 18, 1999 by Coast Hotels and Casinos, Inc. in favor of Bank of America National Trust and Savings Association as Administrative Agent (The Suncoast)(10)

10.15	Guaranty dated March 18, 1999 by Coast Resorts, Inc. in favor of Bank of America National Trust and Savings Association as Administrative Agent.(10)

10.16	Trademark Security Interest Assignment dated as of March 18, 1999 by Coast Hotels and Casinos, Inc. and Coast Resorts, Inc. in favor of Bank of America National Trust and Savings Association as Administrative Agent (10)

10.18	Registration Rights Agreement dated as of March 19, 2002, among Coast Hotels and Casinos, Inc. as issuer, Coast Resorts, Inc., as guarantor, and Banc of America Securities, LLC, as Representative of the Placement Agents (12)

10.20	Placement Agreement dated as of March 11, 2002, by and among Coast Hotels and Casinos, Inc., Coast Resorts, Inc., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated (12)

10.21	Amendment No. 1 to the Amended and Restated Loan Agreement dated as of December 1, 2001.

10.22	Amendment No. 2 to the Amended and Restated Loan Agreement dated as of March 8, 2002.

10.23	Property Purchase Agreement dated October 26, 2001 between South Las Vegas, LLC, Greenpark Group, LLC, Coast Hotels and Casinos, Inc., United Title of Nevada, Inc., and CB Richard Ellis, Inc.

10.24	Amendment No. 1 to the Property Purchase Agreement between South Las Vegas, LLC, Greenpark Group, LLC, Coast Hotels and Casinos, Inc., United Title of Nevada, Inc., and CB Richard Ellis, Inc. dated as of May 15, 2002.

10.25	Amendment No. 3 to the Amended and Restated Loan Agreementdated as of January 10, 2003.

10.26	Property Purchase Agreement dated January 13, 2003 between Nevada Power Co. and Coast Hotels and Casinos, Inc.

10.27	Amendment No. 4 to the Amended and Restated Loan Agreementdated as of February 26, 2003.

10.28	Security Agreement dated as of February 26, 2003 by Coast Hotels and Casinos, Inc. in favor of CIT Aircraft Group.

10.29	Negotiable Promissory Note dated as of February 26, 2003 by Coast Hotels and Casinos, Inc. in favor of CIT Aircraft Group.

10.30	Bridge Loan Agreement dated March 28, 2003 between Bank of America, N.A. and Coast Hotels and Casinos, Inc.

10.31	Bridge Loan Guaranty dated March 28, 2003 between Bank of America, N.A. and Coast Hotels and Casinos, Inc.

21	List of Subsidiary of Coast Resorts, Inc. (8)

31 Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued) Exhibit Index (continued)

99.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.‘s General Form for Registration of Securities on Form 10 and incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.‘s Amendment No. 1 to General Form for Registration of Securities on Form 10 and incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.‘s Amendment No. 2 to General Form for Registration of Securities on Form 10 and incorporated herein by reference.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.‘s Annual Report on Form 10-K for the period ended December 31, 1995 and incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.‘s Registration Statement on Form S-4 filed May 2, 1996 and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.‘s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.‘s Annual Report on Form 10-K for the period ended December 31, 1998 and incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Coast Hotels and Casinos, Inc.‘s Registration Statement on Form S-4 (File no. 333-79657) dated May 28, 1999 and incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.‘s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Coast Hotels and Casinos, Inc.‘s Annual Report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Coast Hotels and Casinos, Inc.‘s Registration Statement on Form S-4 (File no. 333-55170) dated February 7, 2001 and incorporated herein by reference.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to Coast Hotels and Casinos, Inc.‘s Form 8-K (File no. 333-04356) dated March 21, 2002 and incorporated herein by reference.

(b)	Reports on Form 8-K

On January 28, 2003, the Company filed a Form 8-K under Item 5, Other Events, with respect to Harlan Braaten, the Company’s President and Chief Operating Officer, speaking at the 2003 JP Morgan Annual High Yield Conference in New Orleans and the availability of selected slides from his presentation on the Company’s website, www.coastcasinos.com.

On March 21, 2003, the Company filed a Form 8-K under Item 5, Other Events, with respect to Harlan Braaten, the Company’s President and Chief Operating Officer, speaking at the 2003 Lehman Brothers High Yield Bond and Syndicated Loan Conference in Orlando and the availability of selected slides from his presentation on the Company’s website, www.coastcasinos.com.

SIGNATURES

        Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on March 31, 2003.

COAST CASINOS, INC.
By:	/s/ MICHAEL J. GAUGHAN
Michael J. Gaughan, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. GAUGHAN Michael J. Gaughan	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2003
/s/ GAGE PARRISH Gage Parrish	Director and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003
/s/ HARLAN D. BRAATEN Harlan D. Braaten	Director	March 31, 2003
/s/ JERRY HERBST Jerry Herbst	Director	March 31, 2003
/s/ J. TITO TIBERTI J. Tito Tiberti	Director	March 31, 2003
/s/ CHARLES SILVERMAN Charles Silverman	Director	March 31, 2003
/s/ F. MICHAEL CORRIGAN F. Michael Corrigan	Director	March 31, 2003
/s/ JOSEPH A. BLASCO Joseph A. Blasco	Director	March 31, 2003
/s/ FRANKLIN TOTI Franklin Toti	Director	March 31, 2003
/s/ THOMAS V. GIRARDI Thomas V. Girardi	Director	March 31, 2003
/s/ PETER M.THOMAS Peter M. Thomas	Director	March 31, 2003
/s/ CLYDE T. TURNER Clyde T. Turner	Director	March 31, 2003

33 CERTIFICATION I, Michael J. Gaughan, certify that:

1.	I have reviewed this annual report on Form 10-K of Coast Casinos, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003 /s/ Michael J. Gaughan Michael J. Gaughan Chairman of the Board and Chief Executive Officer

34 CERTIFICATION I, Gage Parrish, certify that:

1.	I have reviewed this annual report on Form 10-K of Coast Casinos, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003 /S/ GAGE PARRISH Gage Parrish Vice President and Chief Financial Officer

35 Index to Consolidated Financial Statements COAST CASINOS, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholders of Coast Casinos, Inc. and Subsidiary

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Coast Casinos, Inc. and Subsidiary (“the Company”) as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Las Vegas, Nevada
January 27, 2003, except for the last paragraph of Note 6
   as to which the date is March 28, 2003

COAST CASINOS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2002
(dollars in thousands, except share data)

	2001	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,350	$37,523
Accounts receivable, less allowance for doubtful
accounts of $873 (2001) and $414 (2002)	6,371	7,442
Inventories	7,327	7,332
Prepaid expenses	7,305	7,114
Other current assets	5,707	6,647

TOTAL CURRENT ASSETS	70,060	66,058
PROPERTY AND EQUIPMENT, net	579,545	712,244
OTHER ASSETS	7,807	8,087

	$657,412	$786,389

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,138	$15,327
Accrued liabilities	41,061	47,332
Construction accounts payable	34,053	12,645
Current portion of long-term debt	148	17,162

TOTAL CURRENT LIABILITIES	88,400	92,466
LONG-TERM DEBT, less current portion	369,376	448,624
DEFERRED INCOME TAXES	19,251	29,972
DEFERRED RENT	23,868	27,096

TOTAL LIABILITIES	500,895	598,158

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 500,000 shares
authorized, none issued and outstanding	--	--
Common stock, $.01 par value, 2,000,000 shares
authorized, 1,461,178 shares issued and outstanding	15	15
Treasury stock (33,175 shares)	(3,333)	(3,333)
Additional paid-in capital	95,398	95,398
Retained earnings	64,437	96,151

TOTAL STOCKHOLDERS' EQUITY	156,517	188,231

	$657,412	$786,389

The accompanying notes are an integral part of these consolidated financial statements.

COAST CASINOS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2000, 2001 and 2002
(dollars in thousands, except share data)

	2000	2001	2002

OPERATING REVENUES:
Casino	$298,421	$387,513	$406,245
Food and beverage	84,752	106,898	112,763
Hotel	33,711	38,446	41,787
Other	31,183	36,740	39,723

GROSS OPERATING REVENUES	448,067	569,597	600,518
Less: promotional allowances	(39,142)	(51,613)	(55,398)

NET OPERATING REVENUES	408,925	517,984	545,120

OPERATING EXPENSES:
Casino	137,195	174,236	182,050
Food and beverage	62,063	77,785	83,873
Hotel	13,788	15,071	17,327
Other	24,750	27,944	29,420
General and administrative	69,443	91,558	104,228
Pre-opening expenses	6,161	--	--
Land leases	3,396	5,060	5,370
Deferred rent	2,538	3,538	3,228
Depreciation and amortization	25,375	36,549	41,575

TOTAL OPERATING EXPENSES	344,709	431,741	467,071

OPERATING INCOME	64,216	86,243	78,049

OTHER INCOME (EXPENSES):
Interest expense	(27,954)	(30,635)	(33,173)
Interest income	470	405	58
Interest capitalized	4,511	1,048	2,950
Other income (expense)	(60)	(1,815)	425

TOTAL OTHER INCOME (EXPENSES)	(23,033)	(30,997)	(29,740)

INCOME BEFORE INCOME TAXES	41,183	55,246	48,309
PROVISION FOR INCOME TAXES	14,405	18,815	16,595

NET INCOME	$26,778	$36,431	$31,714

Basic net income per share of common stock	$18.20	$24.91	$21.70

Diluted net income per share of common stock	$17.92	$24.32	$21.38

Basic weighted average shares outstanding	1,471,208	1,462,366	1,461,178

Diluted weighted average shares outstanding	1,494,066	1,497,781	1,483,392

The accompanying notes are an integral part of these consolidated financial statements.

COAST CASINOS, INC. AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2000, 2001 and 2002
(dollars in thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balances at December 31, 1999	1,478,978	$15	$95,398	$1,228	$(1,538)	$95,103
Repurchase of common stock	(15,800)	--	--	--	(1,580)	(1,580)
Net income	--	--	--	26,778	--	26,778

Balances at December 31, 2000	1,463,178	15	95,398	28,006	(3,118)	120,301
Repurchase of common stock	(2,000)	--	--	--	(215)	(215)
Net income	--	--	--	36,431	--	36,431

Balances at December 31, 2001	1,461,178	15	95,398	64,437	(3,333)	156,517
Net income	--	--	--	31,714	--	31,714

Balances at December 31, 2002	1,461,178	$15	$95,398	$96,151	$(3,333)	$188,231

The accompanying notes are an integral part of these consolidated financial statements.

COAST CASINOS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2000, 2001 and 2002
(dollars in thousands)

	2000	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,778	$36,431	$31,714

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	25,375	36,549	41,575
Provision for bad debts	129	(160)	459
Loss on disposal of assets	60	1,815	2,312
Deferred rent	3,598	3,538	3,228
Deferred income taxes	7,543	7,389	10,726
Net amortization of debt offering costs
and original issue premium	1,053	1,226	931
(Increase) decrease in operating assets:
Accounts receivable	(1,317)	(873)	(612)
Refundable income taxes	(5,005)	3,831	(729)
Inventories	(1,739)	(107)	(5)
Prepaid expenses and other assets	(1,635)	(420)	(974)
Increase (decrease) in operating liabilities:
Accounts payable	4,570	(3,170)	2,189
Accrued liabilities	5,427	2,853	6,271

TOTAL ADJUSTMENTS	38,059	52,471	65,371

NET CASH PROVIDED BY OPERATING ACTIVITIES	64,837	88,902	97,085

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of amounts in
construction accounts payable	(176,956)	(112,178)	(199,475)
Proceeds from sale of assets	102	10,453	1,522

NET CASH USED IN INVESTING ACTIVITIES	(176,854)	(101,725)	(197,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt,
including original issue premium,
net of financing costs	--	49,071	103,191
Principal payments on long-term debt	(2,472)	(4,243)	(150)
Repurchase of common stock	(1,580)	(215)	--
Proceeds from borrowings under bank line of credit	131,600	36,000	122,000
Repayments of borrowings under bank line of credit	(10,600)	(68,000)	(130,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	116,948	12,613	95,041

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,931	(210)	(5,827)
CASH AND CASH EQUIVALENTS, at beginning of year	38,629	43,560	43,350

CASH AND CASH EQUIVALENTS, at end of year	$43,560	$43,350	$37,523

The accompanying notes are an integral part of these consolidated financial statements.

COAST CASINOS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Background Information and Basis of Presentation

Background Information

        Coast Casinos, Inc. (the “Company” or “Coast Casinos”) is a Nevada corporation with no independent assets or operations and serves only as a holding company for Coast Hotels and Casinos, Inc. (“Coast Hotels”), also a Nevada corporation. Coast Casinos changed its name from Coast Resorts, Inc. on July 2, 2002. Through its wholly owned subsidiary, Coast Hotels, the Company owns and operates the following hotel-casinos in Las Vegas, Nevada:

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

Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its subsidiary, Coast Hotels and Casinos, Inc. All intercompany balances and transactions have been eliminated for all periods presented.

NOTE 2 — Summary of Significant Accounting Policies

Inventories

        Inventories, which consist primarily of food and beverage, liquor store, and gift shop merchandise, are valued at the lower of cost or market value (which is determined using the first-in, first-out and the average cost methods) except for the base stocks of bar glassware and restaurant china which are stated at original cost with subsequent replacements charged to expense.

Original Issue Premium and Debt Issue Costs

        Original issue premium is amortized over the life of the related indebtedness using the effective interest method. Costs associated with the issuance of debt are deferred and amortized over the life of the related indebtedness also using the effective interest method.

COAST CASINOS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts receivable are due within one year and recorded net of amounts estimated to be uncollectible.

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

        During construction, the Company capitalizes interest and other direct and indirect development costs. Interest is capitalized monthly by applying the effective interest rate on certain borrowings to the average balance of expenditures. The interest that was capitalized was $4.5 million (2000), $1.0 million (2001) and $3.0 million (2002).

Pre-opening and Related Promotional Expense

        Pre-opening costs are expensed as incurred. Pre-opening costs of $6,161,000 were expensed during the year ended December 31, 2000 in connection with the development of the Suncoast. There were no pre-opening costs during the years ended December 31, 2001 and 2002.

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

        Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement retains the prior requirements of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” to recognize impairments on property, plant and equipment. The adoption of SFAS 144 had no impact on the Company’s financial position, results of operations or cash flows.

COAST CASINOS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — Summary of Significant Accounting Policies (continued)

Advertising Costs

        Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program, which normally does not exceed two to three months. Direct-response advertising costs consist primarily of mailing costs associated with direct mail programs. Capitalized advertising costs were immaterial at December 31, 2000, 2001 and 2002. Advertising expense was approximately $6.5 million, $8.3 million and $7.3 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Revenue Recognition

        In accordance with common industry practice, the Company recognizes as casino revenue the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons. Additionally, the Company recognizes revenue upon the occupancy of its hotel rooms, upon the delivery of food, beverage and other services, and upon performance for entertainment revenue. Wagers received on all sporting events are recorded as a liability until the final outcome of the event when the payoffs, if any, can be determined.

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

COAST CASINOS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — Summary of Significant Accounting Policies (continued)

Promotional Allowances

        The retail value of hotel accommodations and food and beverage items provided to customers without charge is included in gross revenues and then deducted as promotional allowances, to arrive at net revenues. The following is a breakdown of these complimentary revenues for the years ended December 31, 2000, 2001 and 2002:

	December 31,

	2000	2001	2002

	(in thousands)
Complimentary revenues:
Food and beverage	$32,242	$42,294	$43,859
Hotel	5,157	6,657	7,493
Other	1,743	2,662	4,046

Promotional allowances	$39,142	$51,613	$55,398

The estimated cost of providing these complimentary services is as follows for the years ended December 31, 2000, 2001 and 2002:

	December 31,

	2000	2001	2002

	(in thousands)

Food and beverage	$32,044	$43,348	$44,295
Hotel	2,199	2,789	3,148

	$34,243	$46,137	$47,443

The cost of promotional allowances has been allocated to expense as follows for the years ended December 31, 2000, 2001 and 2002:

	December 31,

	2000	2001	2002

	(in thousands)

Casino	$32,052	$43,834	$45,212
Other	2,191	2,303	2,231

	$34,243	$46,137	$47,443

Slot Club Promotion

        Coast Hotels has established promotional clubs to encourage repeat business from frequent and active slot machine customers. Members in the clubs earn points based on slot activity accumulated in the members’ account. Points can be redeemed for cash, food and beverage, retail items and services in our hotel-casinos. Coast Hotels accrues, as a reduction to revenue, for slot club points expected to be redeemed in the future.

COAST CASINOS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — Summary of Significant Accounting Policies (continued)

Income Taxes

        Coast Casinos accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109 deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Cash and Cash Equivalents

        Coast Casinos considers all highly liquid investments with a remaining maturity at acquisition of three months or less to be cash equivalents. Cash in excess of daily requirements is typically invested in U.S. Government-backed repurchase agreements with maturities of 30 days or less. Such investments are generally made with major financial institutions having a high credit rating. At times, the Company’s cash deposited in financial institutions may be in excess of federally insured limits. These instruments are stated at cost, which approximates fair value because of their short maturity.

Earnings Per Share

        Basic earnings per share is computed based on weighted average shares outstanding while diluted earnings per share reflects the additional dilution for all potential dilutive securities, such as stock options and warrants.

Short-term Investments

        Short-term investments purchased with an original maturity of over three months but less than one year are stated at cost, which approximates fair value because of their short maturity. There were no short-term investments at December 31, 2001 or 2002.

Concentration of Credit Risk

        The Company extends credit to patrons after background checks and investigations of creditworthiness and does not require collateral. The Company has a concentration of credit risk in Southern Nevada. The Company records provisions for potential credit losses and such losses have been within management’s expectations. Management believes that as of December 31, 2002, no significant concentration of credit risk exists for which an allowance has not already been determined and recorded.

COAST CASINOS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — Summary of Significant Accounting Policies (continued)

Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to asset impairment, accruals for slot marketing points, self-insurance, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies, and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Stock Options

        The Financial Accounting Standards Board has issued Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). This Statement defines a fair value based method of accounting for an employee stock option in which companies account for stock options by recognizing, as compensation expense in the statement of operations, the fair value of stock options granted over the vesting period of the option. The statement also permits companies to continue accounting for stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company has elected to account for stock options under APB No. 25 and to disclose the pro forma impact on net income and earnings per share as if the Company had used the fair value method recommended by SFAS 123, as amended by Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123.” The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition principles of SFAS 123 to stock-based compensation:

	Year Ended December 31,

	2000	2001	2002

	(dollars in thousands)
Net income, as reported	$26,778	$36,431	$31,714
Deduct: Total stock-based employee compensation expense determined under the minimum value method for all awards, net of related tax effects	(247)	(247)	(19)

Pro forma net income	$26,531	$36,184	$31,695

Basic-as reported	$18.20	$24.91	$21.70

Basic-pro forma	$18.03	$24.74	$21.69

Diluted-as reported	$17.92	$24.32	$21.38

Diluted-pro forma	$17.76	$24.16	$21.37

COAST CASINOS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — Summary of Significant Accounting Policies (continued)

Stock Options (continued)

        The fair value for the options was estimated at the date of grant to be $20.90 using the minimum value method (which is appropriate for valuing options of companies without publicly traded stock) with the following weighted-average assumptions: risk-free rate of return of approximately 5.0%, expected life of the options of five years and a 0% dividend yield. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the respective vesting periods of the options.

Accounting for Derivative Instruments and Hedging Activity

        In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”) entitled “Accounting for Derivative Instruments and Hedging Activities”, which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as a hedge of specific financial exposures. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and, if used in hedging activities, its effective use as a hedge. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. SFAS 133 is not applied retroactively to financial statements for prior periods. The Company adopted SFAS 133 on January 1, 2001 as required.

New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board issued Statement No. 143 (“SFAS 143”), “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”. The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

        In April 2002, the Financial Accounting Standards Board issued Statement No. 145 (“SFAS 145”) “Rescission of FASB Statements Nos. 4, 44 and 64 and Amendment of FASB Statement No. 13.” SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. Upon adoption of SFAS 145, the Company might not be allowed to present losses on early retirements of debt as an extraordinary item. Additionally, prior period extraordinary losses may be required to be reclassified to conform to this new presentation.

        In June 2002, the Financial Accounting Standards Board issued Statement No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities.” The provisions of SFAS 146 become effective for exit or disposal activities commenced subsequent to December 31, 2002.

COAST CASINOS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

        The Company does not expect that the adoptions of SFAS 143, 145 and 146 will have a material impact on its financial position, results of operations or cash flows.

        In December 2002, the Financial Accounting Standards Board issued Statement No. 148 (“SFAS 148”) “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123.” The provisions of SFAS 148 became effective December 15, 2002. The Company adopted the disclosure requirements of SFAS 148, and there was no impact on its financial position, results of operations or cash flows.

        In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At December 31, 2002, the Company does not have any outstanding guarantees and accordingly does not expect the adoption of FIN 45 to have a material impact on its financial position, results of operations or cash flows.

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs created after January 31, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position, and other suppliers to determine the extent of its variable economic interest in these parties. The Company believes it has appropriately reported the economic impact and its share of risks of its commercial relationships.

Reclassifications

        Certain amounts in the 2000 and 2001 financial statements have been reclassified to conform to the 2002 presentation.

COAST CASINOS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — Property and Equipment

        Major classes of property and equipment consist of the following as of December 31, 2001 and 2002:

	December 31,

	2001	2002

	(in thousands)
Building	$401,325	$539,936
Furniture and fixtures	267,847	291,708

	669,172	831,644
Less accumulated depreciation	(157,870)	(192,309)

	511,302	639,335
Land	20,651	20,651
Construction in progress	47,592	52,258

Net property and equipment	$579,545	$712,244

        In June 2002, the Company purchased a 1996 Bombardier CRJ200 jet aircraft for $17.8 million, including the trade-in of its 1980 Hawker-Siddely jet aircraft with a net book value of $2.0 million. On January 17, 2003, the Company purchased approximately 2.5 acres of real property adjacent to the Barbary Coast for $18.1 million. The Company uses the land for valet parking and as an employee parking lot.

NOTE 4 — Leases

        The Barbary Coast occupies approximately 1.8 acres at the intersection of Flamingo Road and the Strip that we lease pursuant to a lease dated May 1, 1993. The lease provides for rental payments of $175,000 per year during the initial term of the lease that expires on May 1, 2003. Coast Hotels has exercised the first of two 30-year options, with rental payments increasing to $190,000 per year during the first ten years of the renewal period. Coast Hotels has an option to purchase the leased property at any time during the six month period prior to the expiration of the initial term of the lease, provided that certain conditions are met, at a purchase price equal to the greater of $3.5 million or the then appraised value of the real property. Should the landlord desire to sell the real property during the initial term of the lease, Coast Hotels has a right of first refusal.

        The Orleans occupies a portion of an approximately 80-acre site on West Tropicana Avenue that is leased under a ground lease entered into by Coast Hotels and the Tiberti Company, a Nevada general partnership of which J. Tito Tiberti, a director of both Coast Casinos and Coast Hotels, is managing partner. The lease had an effective commencement date of October 1, 1995, an initial term of 50 years, and includes an option, exercisable by the Company, to extend the initial term for an additional 25 years. The lease provides for monthly rental payments of $200,000 per month through February 2002, $225,000 per month during the 48-month period thereafter, and $250,000 per month during the 60-month period thereafter. In March 2011, annual rental payments will increase on a compounding basis at a rate of 3.0% per annum. In addition, the Company has an option to purchase the real property during the two-year period commencing in February 2016. The lease provides that the purchase price will be the fair market value of the real property at the time of exercise, provided that the purchase price will not be less than 10 times, nor more than 12 times, annual rent at such time.

COAST CASINOS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—Leases (continued)

        The Suncoast occupies an approximately 50-acre site that is leased pursuant to an agreement dated as of October 28, 1994. The initial term of the lease expires on December 31, 2055. The lease contains three options, exercisable by Coast Hotels, to extend the term of the lease for 10 years each. The lease provided for monthly rental payments of $166,667 for the year ended December 31, 1995. Thereafter, the monthly rent increases by the amount of $5,000 in January of each year. The landlord has the option to require the Company to purchase the property at the end of 2014, 2015, 2016, 2017 and 2018, at the fair market value of the real property at the time the landlord exercises the option, provided that the purchase price will not be less than 10 times nor more than 15 times the annual rent at such time. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31.0 million to approximately $51.0 million in the years 2014 through 2018. Coast Hotels has a right of first refusal in the event the landlord desires to sell the property at any time during the lease term.

Future Minimum Lease Payments

        The following is an annual schedule of future minimum cash lease payments required under operating leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 2002:

Operating Leases
Year Ending December 31,	Payments

(in thousands)
2003	$5,365
2004	5,430
2005	5,490
2006	5,800
2007	5,910
Later years	399,044

Total minimum lease payments	$427,039

Rent Expense Rent expense for the years ended December 31, 2000, 2001 and 2002 is as follows:

	December 31,

	2000	2001	2002

	(in thousands)
Occupancy rentals	$5,934	$8,598	$8,597
Other equipment	146	42	24

	$6,080	$8,640	$8,621

COAST CASINOS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — Accrued Liabilities

        Major classes of accrued liabilities consist of the following as of December 31, 2001 and 2002:

	December 31,

	2001	2002

	(in thousands)
Slot club liability	$6,806	$6,415
Compensation and benefits	14,284	16,399
Progressive jackpot payouts	4,687	4,687
Customer deposits and unpaid winners	5,366	6,873
Deferred sports book revenue	1,488	1,765
Taxes	983	1,076
Accrued interest expense	5,400	7,761
Outstanding chip and token liability	1,645	1,721
Other	402	635

	$41,061	$47,332

NOTE 6 — Long-Term Debt Long-term debt consists of the following as of December 31, 2001 and 2002:

	December 31,

	2001	2002

	(in thousands)
9.5% senior subordinated notes due April 2009, with interest payable semiannually on April 1 and October 1, including unamortized
original issue premium of $4,412 in 2002 and $0 in 2001	$225,000	$329,412
Senior secured credit facility due September 2004, collateralized
by substantially all of the assets of Coast Hotels and Casinos, Inc.	144,000	136,000
Other notes payable	524	374

	369,524	465,786
Less: current portion	148	17,162

	$369,376	$448,624

COAST CASINOS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — Long-Term Debt (continued)

        In March 1999, Coast Hotels issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured credit facility due 2004 to facilitate a refinancing. Availability under the credit facility was increased to $200.0 million in September 1999. Coast Casinos is a full and unconditional guarantor of the indebtedness under both of these debt agreements. Borrowings under the credit facility bear interest, at Coast Hotel’s option, selected monthly, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate (“LIBOR”). The premium varies depending on a certain financial ratio and can vary between 125 and 250 basis points. As of December 31, 2002, the premium over LIBOR was 2.0% (200 basis points) and the interest rate was 3.40%. For the year ended December 31, 2002, the weighted average interest rate for the senior secured credit facility was 3.63%. Coast Hotels incurs a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. This variable fee is currently at the maximum rate of 0.5% per annum times the average unused portion of the facility.

        In accordance with the terms of the senior secured credit facility, the availability under the facility has been reduced quarterly since September 30, 2001. Through December 31, 2002, total availability has been reduced to $159.0 million with additional quarterly reductions in availability of $8.5 million on each of March 31, 2003 and June 30, 2003 and of $11.5 million on each of September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004. Advances under the facility may be used for working capital, general corporate purposes, and certain improvements to our existing properties. As of December 31, 2002, the Company had $136.0 million outstanding under the senior secured credit facility with $23.0 million of availability remaining.

        On February 2, 2001, Coast Hotels issued $50.0 million additional principal amount of senior subordinated notes. The net proceeds of approximately $49.1 million were used to reduce borrowings under its senior secured credit facility. On March 19, 2002, Coast Hotels issued $100.0 million additional principal amount of senior subordinated notes. The notes were issued at a $5.0 million premium to par value and the net proceeds of approximately $103.2 million were used to reduce borrowings under its senior secured credit facility. The notes that were issued in 2001 and 2002 were issued under the same indenture and have the same terms, interest rate and maturity date as the Company’s $175.0 million principal amount of senior subordinated notes issued in 1999.

        The loan agreement governing the senior secured credit facility contains covenants that, among other things, limit the ability of Coast Hotels to pay dividends or make advances to Coast Casinos, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets of Coast Hotels. Additionally, the loan agreement requires that Coast Hotels maintain certain financial ratios with respect to its leverage and fixed charge coverage. The agreement was amended in December 2001, March 2002, January 2003 and February 2003 to increase the limitations of the Company to make certain capital expenditures and to allow for additional indebtedness. The Company is also subject to certain covenants associated with the indenture governing the senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. As of December 31, 2002, the net assets of Coast Hotels amounted to $192.3 million of which $176.8 million was restricted under the terms of the indenture governing the senior subordinated notes. Management believes that, at December 31, 2002, the Company was in compliance with all covenants and required ratios. Management anticipates that it will amend or replace the senior secured credit facility in 2003.

COAST CASINOS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — Long-Term Debt (continued)

        On April 2, 2002, the Company entered into an interest rate swap agreement with a member of the Company’s bank group wherein $100.0 million notional amount of the Company’s fixed rate debt was converted to a floating rate. The fixed rate paid to the Company was 5.77% and the floating rate paid to the bank was based on six-month LIBOR and set at 2.33% for the six months ended September 30, 2002. On July 16, 2002, the Company terminated the swap agreement and received $3.75 million, comprised of $1.0 million of accrued interest receivable and a gain of $2.7 million, which was recorded in the second quarter.

        Maturities on long-term debt are as follows:

Year Ending December 31,	Maturities

(in thousands)
2003	$17,162
2004	119,177
2005	3
2006	3
2007	3
Thereafter	329,438

$465,786

In February 2003, the Company borrowed $18.0 million under a secured loan agreement, collateralized by a Company-owned aircraft. The proceeds were used to reduce borrowings under the senior secured credit facility. The loan bears interest at a premium of 2.25% over the 30-day LIBOR rate, which is adjusted monthly. Payments of interest only are required during the first twelve months. Commencing on March 28, 2004, the Company will be required to make monthly payments of principal of $120,000 plus interest on the unpaid balance. A balloon payment of the remaining principal balance is due in February 2009.

        On March 28, 2003, the Company entered into an unsecured $20.0 million revolving bridge line of credit (“bridge facility”) with a participant in its senior secured credit facility. Borrowings under the bridge facility bear interest at a premium of 3.5% over one-, two-, three-week or one month LIBOR. The bridge facility expires on June 26, 2003. As of March 28, 2003, the Company had $134.0 million outstanding under the senior secured credit facility and no outstanding borrowings under the bridge facility.

COAST CASINOS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — Income Taxes

        The components of the income tax provision for the years ended December 31, 2000, 2001 and 2002 were as follows:

	December 31,

	2000	2001	2002

	(in thousands)
Federal:
Current	$6,862	$11,426	$5,869
Deferred	7,543	7,389	10,726

	$14,405	$18,815	$16,595

The income tax provision for the years ended December 31, 2000, 2001 and 2002 differs from that computed at the federal statutory corporate tax rate as follows:

	December 31,

	2000	2001	2002

Federal statutory rate	35.0%	35.0%	35.0%
Other	--%	(.9%)	(.7%)

	35.0%	34.1%	34.3%

The tax effects of significant temporary differences representing net deferred tax assets and liabilities at December 31, 2001 and 2002 are as follows:

	December 31,

	2001	2002

	(in thousands)
Deferred tax assets:
Current:
Accrued vacation	$1,302	$1,490
Allowance for doubtful accounts	323	214
Accrued slot club points	27	46
Progressive liabilities	1,072	1,081
Accrued medical and other benefits	674	562

Total current	3,398	3,393

Non-current:
Deferred rent	8,354	9,483

Total non-current	8,354	9,483

Total deferred tax assets	11,752	12,876

Deferred tax liabilities:
Non-current:
Property, plant and equipment	(27,605)	(39,455)

Total deferred tax liabilities	(27,605)	(39,455)

Net deferred tax liability	$(15,853)	$(26,579)

COAST CASINOS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — Fair Value of Financial Instruments

        The following estimated fair values of Coast Hotels’ financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2001 and 2002 are as follows:

	December 31,

	2001		2002

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(in thousands)		(in thousands)
Liabilities:
Current portion of long-term debt	$148	$148	$17,162	$17,162

Senior secured credit facility	$144,000	$144,000	$119,000	$119,000

9.5% senior subordinated notes	$225,000	$215,753	$329,412	$344,500

Other long-term debt	$376	$376	$212	$212

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

NOTE 9 — Commitments and Contingencies

        The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE 10 — Related Party Transactions

        Coast Hotels maintains numerous racetrack dissemination contracts with Las Vegas Dissemination Company, Inc. (“LVDC”). Michael J. Gaughan’s son, John Gaughan, is the president and sole stockholder of LVDC. LVDC has been granted a license by the Nevada Gaming Authorities to disseminate live racing for those events and tracks for which it enters contracts and has been granted the exclusive right to disseminate all pari-mutuel services and race wire services to Nevada casinos. Under these dissemination contracts, the Company pays to LVDC between 3% and 5% of the wagers it accepts for races held at the racetracks covered by the respective contracts. The Company also pays to LVDC a monthly fee for race wire services. Additionally, the Company has an agreement with LVDC to rent software and monitors to enable race book patrons to access information from their seating area. For the fiscal years ended December 31, 2000, 2001 and 2002, the Company incurred expenses to LVDC of approximately $1.6 million, $1.4 million and $947,000, respectively. The terms on which the dissemination services are provided are regulated by the Nevada Gaming Authorities.

COAST CASINOS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — Related Party Transactions (continued)

        J.A. Tiberti Construction Company (“Tiberti Construction”) served as the general contractor for the expansion of the Gold Coast and The Orleans and miscellaneous construction projects at the Suncoast.  J. Tito Tiberti is a stockholder and director of Coast Casinos, and is a director and Secretary of Coast Hotels and Coast Casinos. Mr. Tiberti is the president, a director and stockholder of, and together with his immediate family members, controls Tiberti Construction.

        For the fiscal years ended December 31, 2000, 2001 and 2002, the Company incurred expenses to Tiberti Construction of approximately $108.5 million, $63.4 million and $120.8 million, respectively. At December 31, 2001 and 2002, it owed construction accounts payable to Tiberti Construction of approximately $34.1 million and $12.1 million, respectively.

        In 1995, Coast Hotels entered into a long-term ground lease with the Tiberti Company, a Nevada general partnership, with respect to the real property on which The Orleans is located. Mr. Tiberti, a director of Coast Hotels and a director and stockholder of Coast Casinos, is the managing partner of the Tiberti Company. The Company incurred rental expenses of $4.5 million for each of the years ended December 31, 2000, 2001 and 2002. The Company paid the Tiberti Company $2.4 million, $2.4 million and $2.7 million in the years ended December 31, 2000, 2001 and 2002, respectively. Deferred rent payable to the Tiberti Company was $13.6 million and $15.4 million as of December 31, 2001 and 2002, respectively.

        Until October 2002, Michael J. Gaughan and Franklin Toti (along with the Leo Lewis Trust) were owners of LGT Advertising, which served as the Company’s advertising agency. Effective November 1, 2002, the Company purchased the partnership interests of LGT Advertising from Messrs. Gaughan, Toti and the Leo Lewis Trust, for the sum of $1,000. Prior to the November 2002 acquisition, LGT Advertising provided advertising design services and purchased advertising for the Company’s casinos from third parties and passed any discounts directly through to the Company. LGT Advertising received no compensation or profit for such activities, and invoiced the Company for actual costs incurred. LGT Advertising used the Company’s facilities and employees in rendering its services, but did not pay any compensation to the Company for such use. Messrs. Gaughan and Toti received no compensation from LGT Advertising. For the fiscal years ended December 31, 2000, 2001 and 2002, advertising expenses to LGT Advertising were approximately $6.5 million, $8.3 million and $5.9 million, respectively.

COAST CASINOS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — Related Party Transactions (continued)

        LGT Advertising provides advertising and design services to Casino Queen, Inc., which operates the Casino Queen riverboat casino and hotel facility in East St. Louis, Illinois. Michael Gaughan owns 15% and Frank Toti owns 5% percent of the shares of stock in Casino Queen, Inc. Mr. Gaughan also serves as a director for Casino Queen, Inc. LGT renders its services to Casino Queen, Inc. on the same terms as would be offered to an unaffiliated third party. In November and December 2002, the Company received $13,000 in payments from Casino Queen, Inc.

        Coast Hotels has purchased certain of the Company’s equipment for its operations from RJ & S Inc., a Nevada corporation (“RJS”) that is owned by Michael J. Gaughan’s father, Jackie Gaughan, and Steven Delmont, the Company’s manager of food operations. Pursuant to the terms of its agreement with RJS, RJS purchases certain restaurant equipment and supplies and invoices the Company only for the actual amounts billed to RJS, plus applicable sales tax. Provisions of the agreement prohibit RJS employees, officers and shareholders from receiving any discounts, rebates, payments or gifts with respect to the equipment and supplies. For the fiscal years ended December 31, 2000, 2001 and 2002, the Company made purchases from RJS totaling approximately $6.5 million, $2.7 million and $2.2 million, respectively.

        Michael J. Gaughan is the majority partner of Nevada Wallboards, a Nevada general partnership (“Nevada Wallboards”), which prints wallboards and parlay cards for use in the Company’s race and sports books. For the fiscal years ended December 31, 2000, 2001 and 2002, Coast Hotels incurred expenses to Nevada Wallboards of approximately $192,000, $252,000 and $272,000, respectively.

        Charles Silverman, a director of Coast Hotels and Coast Casinos, is the president of Yates-Silverman, Inc., which served as the designer of The Orleans, the Suncoast and various expansion projects at The Orleans, the Suncoast and the Gold Coast during 2001 and 2002. For the fiscal years ended December 31, 2000, 2001 and 2002, the Company incurred expenses to Yates-Silverman of $548,000, $947,000 and $440,000, respectively.

        Coast Hotels promotes The Orleans by advertising on NASCAR vehicles operated by Orleans Motor Sports, Inc. In 2002, the Company entered into an agreement with Orleans Motor Sports, Inc. to place the logo of The Orleans on a truck racing in NASCAR’s Craftsman Truck Series, on transportation vehicles utilized by Orleans Motor Sports, Inc. and on any other vehicles raced by Orleans Motor Sports, Inc. in NASCAR races. Michael J. Gaughan is the sole owner of Orleans Motorsports, Inc. Brendan Gaughan, the main driver employed by Orleans Motor Sports, is the son of Michael J. Gaughan. For the fiscal years ended December 31, 2000, 2001 and 2002, the Company paid $180,000, $332,000 and $480,000, respectively, to Orleans Motor Sports, Inc. The Board of Directors has approved spending $600,000 for sponsorship rights in 2003.

COAST CASINOS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — Related Party Transactions (continued)

        Michael J. Gaughan, Jr., the son of Michael J. Gaughan, and David Ross, the general manager of the Suncoast, are owners of Coast Vacations, Inc., a travel agency operating under the name Las Vegas Vacations (“LVV”) that markets the Company’s hotel-casino properties to residents of Vancouver, Canada. Coast Hotels has agreed to pay LVV approximately $10,000 per month to promote its hotel-casinos subject to certain conditions designed to assure that LVV is utilizing such funds in a productive manner and for purposes that benefit the Company. During the fiscal years ended December 31, 2000, 2001 and 2002, the Company paid $115,000, $91,000 and $120,000, respectively, to LVV.

        Michael J. Gaughan, Jr. is the general manager of the Barbary Coast. For the fiscal years ended December 31, 2000, 2001 and 2002, Michael J. Gaughan, Jr. received total salaries and bonuses in the amounts of $97,000, $135,000 and $162,000, respectively.

        Coast Hotels operates a satellite sports book at the Plaza Hotel and Casino (“Plaza”), a hotel-casino in Las Vegas that is primarily owned by Jackie Gaughan, Michael J. Gaughan’s father. The Company combines the sports book wagers generated at the Plaza with wagers accepted at its other sports books. The Plaza is allocated a pro-rata share of the net sports book winnings or losses, based on the percentage of wagers placed at the Plaza compared to the combined wagers placed at all its sports books. Such winnings or losses are netted against the direct and indirect costs of operating the sports book at the Plaza including, but not limited to, labor costs, advertising costs, printing costs and state and federal taxes. The Plaza keeps its winnings and reimburses the Company for the above noted costs. For the fiscal years ended December 31, 2000, 2001 and 2002, the Company received $311,000, $557,000 and $979,000, respectively, in reimbursements from the Plaza.

COAST CASINOS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — Benefit Plans

401(k) Plans

        The Company offers separate defined contribution 401(k) plans for eligible employees. All employees of the Gold Coast, The Orleans and the Suncoast, and all employees of the Barbary Coast not covered by a collective bargaining agreement, are eligible to participate. The employees may elect to defer up to 15% of their yearly compensation, subject to statutory limits. The Company makes matching contributions of varying levels based on the employees’ levels of contributions. Contribution expense was $1.6 million, $1.7 million and $3.2 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Defined Benefit Plan

        Certain employees at the Barbary Coast are covered by a union-sponsored, collectively bargained, multi-employer, defined benefit pension plan. The Barbary Coast contributed $309,000, $303,000 and $317,000 during the years ended December 31, 2000, 2001 and 2002, respectively, to the plan. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.

Stock Incentive Plan

        In December 1996, the Board of Directors adopted the 1996 Stock Incentive Plan (the “Plan”) which authorizes the issuance of (i) shares of Coast Casinos Common Stock or any other class of security of the Company which is convertible into shares of Coast Casinos Common Stock or (ii) a right or interest with an exercise or conversion privilege at a price related to Coast Casinos Common Stock or with a value derived from the value of such common stock. Awards under the Plan are not restricted to any specified form or structure and may include, without limitation, sales or bonuses of stock, restricted stock, stock options, reload stock options, stock purchase warrants, other rights to acquire stock, securities convertible into or redeemable for stock, stock appreciation rights, limited stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares. Officers, key employees, directors (whether employee directors or non-employee directors) and consultants of the Company and its subsidiary are eligible to participate in the Plan.

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

COAST CASINOS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — Benefit Plans (continued)

Stock Incentive Plan (continued)

        Effective January 1, 1999, the Company issued options to purchase 30,415 shares of its common stock to its chief operating officer. The options are fully vested at December 31, 2001. The options expire on December 31, 2008. Effective June 14, 1999, the Company issued options to purchase 5,000 shares of its common stock to its chief financial officer. The options were fully vested on June 14, 2001 and expire on June 13, 2009. The exercise price on the options is at $100 per share, which is equivalent to the estimated fair value of the Company’s common stock at the grant date, as estimated by the Company from recent sales of common stock between shareholders.

        As previously described in Note 2, the Company accounts for the Plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.

NOTE 12 – Treasury Stock

        In May 1999, the Company’s Board of Directors authorized the potential repurchase of up to 50,000 shares of common stock from stockholders at a maximum aggregate repurchase price of $5.0 million. In August 2001, the Board of Directors increased the maximum aggregate repurchase price to $5.5 million. As of December 31, 2002, the Company had repurchased a total of 33,175 shares of common stock from shareholders at a total purchase price of $3.3 million.

NOTE 13 — Supplemental Cash Flows Information

        For the years ended December 31, 2000, 2001 and 2002 supplemental cash flows information amounts are as follows:

	December 31,

	2000	2001	2002

	(in thousands)
Interest paid	$27,913	$29,599	$32,511

Income taxes paid	$12,600	$14,446	$6,600

Supplemental schedule of non-cash investing
and financing activities:
Property and equipment acquisitions included in
accounts payable or financed through notes payable	$4,868	$34,053	$12,645

Net trade-in value utilized for property
and equipment acquisitions	$--	$--	$2,008

COAST CASINOS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — Regulation of Gaming Operations

        The gaming operations of the Company are subject to the licensing and regulatory control of the Nevada Gaming Commission (the Nevada Commission), the Nevada State Gaming Control Board (the Nevada Control Board) and the Clark County Liquor and Gaming Board (the Clark County Board) (collectively, the Nevada Gaming Authorities). These agencies issue gaming licenses based upon, among other considerations, evidence that the character and reputation of principal owners, officers, directors, and certain other key employees are consistent with regulatory goals. The necessary licenses have been secured by the Company. The licenses are not transferable and must be renewed periodically upon the payment of appropriate taxes and license fees. The Nevada Gaming Authorities have broad discretion with regard to the renewal of the licenses and may at any time revoke, suspend, condition, limit or restrict a license for any cause deemed reasonable by the issuing agency. Officers, directors and key employees of the Company must be approved by the Nevada Control Board and licensed by the Nevada Commission and Clark County Board.

NOTE 15 — Earnings Per Share

        The computations of basic net income per common share and diluted net income per common share for the years ended December 31, 2000, 2001 and 2002, are as follows (in thousands, except share and per share data):

	Year Ended December 31,

	2000	2001	2002

Net income applicable to computations	$26,778	$36,431	$31,714

Weighted-average common shares
applicable to net income per common share	1,471,208	1,462,366	1,461,178
Effect of dilutive securities:
Stock option incremental shares	22,858	35,415	22,214

Weighted-average common shares
applicable to net income per common share
assuming dilution	1,494,066	1,497,781	1,483,392

Basic net income per share of common stock	$18.20	$24.91	$21.70

Diluted net income per share of common stock	$17.92	$24.32	$21.38

COAST CASINOS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—Initial Public Offering

        On May 24, 2002, the Company filed a registration statement with the Securities and Exchange Commission with respect to a proposed initial public offering of its common stock. The timing of the initial public offering is indefinite and subject to market conditions. There is no guarantee that an initial public offering will take place. Due to the lapse in time, the Company has expensed all costs related to the registration statement.

NOTE 17 -- Quarterly Financial Information (unaudited)

        The following information shows selected items (in thousands, except per share data), for each quarter in the years ended December 31, 2001 and 2002:

	2001

	First	Second	Third	Fourth	Year

Gross revenues	$140,145	$139,086	$140,983	$149,383	$569,597
Less promotional allowances	(12,597)	(12,391)	(12,817)	(13,808)	(51,613)

Net revenues	$127,548	$126,695	$128,166	$135,575	$517,984

Operating income	$22,665	$19,905	$20,082	$23,591	$86,243

Net income	$10,659	$7,026	$8,730	$10,016	$36,431

Basic net income per share	$7.28	$4.80	$5.97	$6.86	$24.91

Diluted net income per share	$7.11	$4.69	$5.83	$6.69	$24.32

	2002

	First	Second	Third	Fourth	Year

Gross revenues	$148,319	$149,706	$144,743	$157,750	$600,518
Less promotional allowances	(13,244)	(13,251)	(13,880)	(15,023)	(55,398)

Net revenues	$135,075	$136,455	$130,863	$142,727	$545,120

Operating income	$24,270	$21,114	$12,521	$20,144	$78,049

Net income	$11,383	$11,089	$3,053	$6,189	$31,714

Basic net income per share	$7.79	$7.59	$2.09	$4.23	$21.70

Diluted net income per share	$7.66	$7.46	$2.06	$4.20	$21.38

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Directors of Coast Casinos, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 27, 2003, except for the last paragraph of Note 6 as to which the date is March 28, 2003, appearing in this Annual Report on Form 10-K of Coast Casinos, Inc. also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Las Vegas, Nevada
January 27, 2003

SCHEDULE I

COAST CASINOS, INC. AND SUBSIDIARY

CONDENSED FINANCIAL INFORMATION OF THE COMPANY

        The following condensed financial statements reflect the parent company (Coast Casinos, Inc.) only, accounting for its wholly owned subsidiary on the equity method of accounting. All footnote disclosures have been omitted since the information has been included in the Company’s consolidated financial statements included elsewhere in this Form 10-K.

COAST CASINOS, INC.
(Parent Company Only)
CONDENSED BALANCE SHEETS
December 31, 2001 and 2002
(dollars in thousands, except share data)

	2001	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3	$3
Refundable income taxes	1,603	2,329

TOTAL CURRENT ASSETS	1,606	2,332
INVESTMENT IN SUBSIDIARY	160,585	192,334

	$162,191	$194,666

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Due to Coast Hotels	$5,464	$6,225
Accrued liabilities	210	210

TOTAL CURRENT LIABILITIES	5,674	6,435

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 500,000 shares
authorized, none issued and outstanding	--	--
Common stock, $.01 par value, 2,000,000 shares
authorized, 1,461,178 shares issued and outstanding	15	15
Treasury stock (33,175 shares)	(3,333)	(3,333)
Additional paid-in capital	95,398	95,398
Retained earnings	64,437	96,151

TOTAL STOCKHOLDERS' EQUITY	156,517	188,231

	$162,191	$194,666

F-30 SCHEDULE I COAST CASINOS, INC. (Parent Company Only) CONDENSED STATEMENTS OF OPERATIONS For The Years Ended December 31, 2000, 2001 and 2002 (dollars in thousands, except share data)

	2000	2001	2002

Equity interest in income from subsidiary	$26,950	$36,478	$31,749
General and administrative expenses	(35)	(47)	(35)

Income before income taxes	26,915	36,431	31,714
Income tax provision	137	--	--

NET INCOME	$26,778	$36,431	$31,714

Basic net income per share of common stock	$18.20	$24.91	$21.70

Diluted net income per share of common stock	$17.92	$24.32	$21.38

Basic weighted average common shares outstanding	1,471,208	1,462,366	1,461,178

Diluted weighted average common shares outstanding	1,494,066	1,497,781	1,483,392

F-31 SCHEDULE I COAST CASINOS, INC. (Parent Company Only) STATEMENTS OF STOCKHOLDERS’ EQUITY For The Years Ended December 31, 2000, 2001 and 2002 (dollars in thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balances at December 31, 1999	1,478,978	$15	$95,398	$1,228	$(1,538)	$95,103
Repurchase of common stock	(15,800)	--	--	--	(1,580)	(1,580)
Net income	--	--	--	26,778	--	26,778

Balances at December 31, 2000	1,463,178	15	95,398	28,006	(3,118)	120,301
Repurchase of common stock	(2,000)	--	--	--	(215)	(215)
Net income	--	--	--	36,431	--	36,431

Balances at December 31, 2001	1,461,178	15	95,398	64,437	(3,333)	156,517
Net income	--	--	--	31,714	--	31,714

Balances at December 31, 2002	1,461,178	$15	$95,398	$96,151	$(3,333)	$188,231

F-32 SCHEDULE I COAST CASINOS, INC. (Parent Company Only) CONDENSED STATEMENTS OF CASH FLOWS For The Years Ended December 31, 2000, 2001 and 2002 (dollars in thousands)

	2000	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,778	$36,431	$31,714

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Equity interest in net income from subsidiary	(26,950)	(36,478)	(31,749)
Non-cash tax expense	136	--	--
Other current assets	(5,215)	4,272	(726)
Accrued liabilities	217	(7)	--

TOTAL ADJUSTMENTS	(31,812)	(32,213)	(32,475)

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	(5,034)	4,218	(761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Coast Hotels	6,601	(4,000)	761
Repurchase of common stock	(1,580)	(215)	--

NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES	5,021	(4,215)	761

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(13)	3	--
CASH AND CASH EQUIVALENTS, at beginning of year	13	--	3

CASH AND CASH EQUIVALENTS, at end of year	$--	$3	$3

F-33 SCHEDULE II COAST CASINOS, INC. (Parent Company Only) VALUATION AND QUALIFYING ACCOUNTS For The Years Ended December 31, 2000, 2001 and 2002 (dollars in thousands)

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	ADDITIONS CHARGED TO COSTS AND EXPENSES	ADDITIONS CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF YEAR

Allowance for doubtful accounts
(casino receivables):
Year ended December 31, 2000	$842	$556	$--	$685	$713

Year ended December 31, 2001	$713	$1,707	$--	$1,547	$873

Year ended December 31, 2002	$873	$459	$--	$918	$414