Form 10-Q
period 2003-03-31
COAST CASINOS INC
filed 2003-05-14
CIK 1001865

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ____________ to ____________
Commission file number 0-26922 COAST CASINOS, INC. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0345704 (I.R.S. employer identification number)
4500 West Tropicana Avenue, Las Vegas, Nevada 89103 (Address of principal executive offices) (Zip code)

(702) 365-7000
Registrant’s telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

        Shares of Common Stock outstanding as of May 13, 2003: 1,461,178

Part I — FINANCIAL INFORMATION

Item 1.  Financial Statements

COAST CASINOS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2003	December 31, 2002
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,042	$37,523
Accounts receivable, net	5,767	7,442
Other current assets	22,283	21,093

TOTAL CURRENT ASSETS	69,092	66,058
PROPERTY AND EQUIPMENT, net	741,956	712,244
OTHER ASSETS	7,987	8,087

	$819,035	$786,389

LIABILITIES AND
STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,812	$15,327
Accrued liabilities	55,558	47,332
Construction accounts payable	5,291	12,645
Current portion of long-term debt	27,797	17,162

TOTAL CURRENT LIABILITIES	102,458	92,466
LONG-TERM DEBT, less current portion	454,654	448,624
DEFERRED INCOME TAXES	32,109	29,972
DEFERRED RENT	27,875	27,096

TOTAL LIABILITIES	617,096	598,158

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 500,000 shares authorized,
none issued and outstanding	--	--
Common stock, $.01 par value, 2,000,000 shares authorized,
1,494,353 shares issued and 1,461,178 shares outstanding	15	15
Treasury stock (33,175 shares)	(3,333)	(3,333)
Additional paid-in capital	95,398	95,398
Retained earnings	109,859	96,151

TOTAL STOCKHOLDERS' EQUITY	201,939	188,231

	$819,035	$786,389

        The accompanying notes are an integral part of these condensed consolidated financial statements.

COAST CASINOS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2003 and 2002
 (dollars in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,

	2003	2002

OPERATING REVENUES:
Casino	$107,928	$100,908
Food and beverage	28,538	27,975
Hotel	13,178	10,089
Other	9,993	9,347

GROSS OPERATING REVENUES	159,637	148,319
Less: promotional allowances	(13,190)	(13,244)

NET OPERATING REVENUES	146,447	135,075

OPERATING EXPENSES:
Casino	43,242	44,322
Food and beverage	21,031	20,665
Hotel	5,181	3,985
Other	7,959	6,915
General and administrative	27,117	24,795
Deferred rent	779	844
Depreciation and amortization	11,438	9,279

TOTAL OPERATING EXPENSES	116,747	110,805

OPERATING INCOME	29,700	24,270

OTHER INCOME (EXPENSES):
Interest expense, net	(9,264)	(7,170)
Interest capitalized	883	588
Loss on disposals of assets	(344)	(318)

TOTAL OTHER INCOME (EXPENSES)	(8,725)	(6,900)

INCOME BEFORE INCOME TAXES	20,975	17,370
Income tax provision	7,267	5,987

NET INCOME	$13,708	$11,383

PER SHARE INFORMATION:
Basic net income per share of common stock	$9.38	$7.79

Diluted net income per share of common stock	$9.23	$7.66

Basic weighted-average shares outstanding	1,461,178	1,461,178

Diluted weighted-average shares outstanding	1,484,543	1,486,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

COAST CASINOS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2003 and 2002
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,708	$11,383

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	11,438	9,279
Net amortization of debt offering costs and original issue premium	219	277
Loss on disposals of assets	344	318
Deferred income taxes	2,089	279
Deferred rent	779	844
Changes in assets and liabilities:
Net decrease (increase) in accounts receivable and other assets	405	(725)
Net increase in accounts payable and accrued liabilities	6,711	3,310

TOTAL ADJUSTMENTS	21,985	13,582

NET CASH PROVIDED BY OPERATING ACTIVITIES	35,693	24,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of amounts in construction accounts payable	(48,843)	(56,707)
Proceeds from sale of assets	6	903

NET CASH USED IN INVESTING ACTIVITIES	(48,837)	(55,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, including original issue
premium, net of financing costs	17,820	103,191
Principal payments on long-term debt	(157)	(146)
Proceeds from borrowings under bank line of credit	20,000	25,000
Repayments of borrowings under bank line of credit	(21,000)	(104,500)

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,663	23,545

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,519	(7,294)
CASH AND CASH EQUIVALENTS, at beginning of period	37,523	43,350

CASH AND CASH EQUIVALENTS, at end of period	$41,042	$36,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

COAST CASINOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — GENERAL

Background Information

        Coast Casinos, Inc. (“Coast Casinos” or the “Company”) is a Nevada corporation with no independent assets or operations and serves only as a holding company for Coast Hotels and Casinos, Inc. (“Coast Hotels”), which is also a Nevada corporation. Coast Casinos changed its name from Coast Resorts, Inc. on July 2, 2002. Through its wholly owned subsidiary, Coast Hotels, the Company owns and operates four Las Vegas hotel-casinos:

o	The Orleans Hotel and Casino opened in 1996, and is located approximately one mile west of the Las Vegas Strip on Tropicana Avenue.

o	Gold Coast Hotel and Casino opened in 1986, and is located approximately one mile west of the Las Vegas Strip on Flamingo Road.

o	The Suncoast Hotel and Casino opened in 2000, and is located in the west end of the Las Vegas valley.

o	Barbary Coast Hotel and Casino opened in 1979, and is located on the Las Vegas Strip.

Basis of Presentation

        The accompanying condensed consolidated interim financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results for the interim periods have been included. The interim results reflected in the unaudited consolidated financial statements are not necessarily indicative of expected results for the full year.

COAST CASINOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — GENERAL (continued)

Stock Options

        The Financial Accounting Standards Board has issued Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). This Statement defines a fair value based method of accounting for an employee stock option in which companies account for stock options by recognizing, as compensation expense in the statement of operations, the fair value of stock options granted over the vesting period of the option. The statement also permits companies to continue accounting for stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company has elected to account for stock options under APB No. 25 and to disclose the pro forma impact on net income and earnings per share as if the Company had used the fair value method recommended by SFAS 123, as amended by Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123.” The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition principles of SFAS 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended March 31,

	2003	2002

Net income, as reported	$13,708	$11,383
Deduct: Total stock-based employee compensation expense determined under
the minimum value method for all awards, net of related tax effects	--	(19)

Pro forma net income	$13,708	$11,364

Basic earnings per share-as reported	$9.38	$7.79

Basic earnings per share -pro forma	$9.38	$7.78

Diluted earnings per share -as reported	$9.23	$7.66

Diluted earnings per share -pro forma	$9.23	$7.65

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

COAST CASINOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — LONG-TERM DEBT

        Long-term debt consists of the following as of March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002

	(in thousands)
9.5% senior subordinated notes due April 2009, with interest payable semi-annually on April 1 and October 1, including unamortized original issue premium of $4,234 in 2003 and $4,412 in 2002	$329,234	$329,412

Senior secured credit facility due September 2004, collateralized by substantially all of the assets of Coast Hotels and Casinos, Inc.	135,000	136,000

Variable-rate note due March 2009, collateralized by 1996 Canadair Challenger aircraft	18,000	--

Other notes payable	217	374

	482,451	465,786
Less: current portion	27,797	17,162

	$454,654	$448,624

        In March 1999, Coast Hotels issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured credit facility due 2004 to facilitate a refinancing. Availability under the credit facility was increased to $200.0 million in September 1999. Coast Casinos is a full and unconditional guarantor of the indebtedness under both of these debt agreements. Borrowings under the credit facility bear interest, at Coast Hotel’s option, selected monthly, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate (“LIBOR”). The premium varies depending on a certain financial ratio and can vary between 125 and 250 basis points. As of March 31, 2003, the premium over LIBOR was 2.25% (225 basis points) and the interest rate was 3.56%. For the quarter ended March 31, 2003, the weighted average interest rate for the senior secured credit facility was 3.43%. Coast Hotels incurs a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. This variable fee is currently at the maximum rate of 0.5% per annum times the average unused portion of the facility.

        In accordance with the terms of the senior secured credit facility, the availability under the facility has been reduced quarterly since September 30, 2001. Through March 31, 2003, total availability has been reduced to $150.5 million with additional quarterly reductions in availability of $8.5 million on June 30, 2003 and of $11.5 million on each of September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004. Advances under the facility may be used for working capital, general corporate purposes, and certain improvements to our existing properties. As of March 31, 2003, there was $135.0 million outstanding under the senior secured credit facility with $14.8 million of availability remaining (net of letters of credit of approximately $700,000).

COAST CASINOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — LONG-TERM DEBT (continued)

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

        The loan agreement governing the senior secured credit facility contains covenants that, among other things, limit the ability of Coast Hotels to pay dividends or make advances to Coast Casinos, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets of Coast Hotels. Additionally, the loan agreement requires that Coast Hotels maintain certain financial ratios with respect to its leverage and fixed charge coverage. The agreement was amended in December 2001, March 2002, January 2003 and February 2003 to increase the limitations of the Company to make certain capital expenditures and to allow for additional indebtedness. The Company is also subject to certain covenants associated with the indenture governing the senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. As of March 31, 2003, the net assets of Coast Hotels amounted to $206.1 million, of which $190.6 million was restricted under the terms of the indenture governing the senior subordinated notes. Management believes that, at March 31, 2003, the Company was in compliance with all covenants and required ratios.

        In February 2003, the Company borrowed $18.0 million under a secured loan agreement, collateralized by a Company-owned aircraft. The proceeds were used to reduce borrowings under the senior secured credit facility. The loan bears interest at a premium of 2.25% over the 30-day LIBOR rate, which is adjusted monthly. As of March 31, 2003, the interest rate was 3.59%, and for the three months ended March 31, 2003, the weighted average interest rate was 3.58%. Payments of interest only are required during the first twelve months. Commencing on March 28, 2004, the Company will be required to make monthly principal payments of $120,000 plus interest on the unpaid balance. A balloon payment of the remaining principal balance is due in February 2009.

        On March 28, 2003, the Company entered into an unsecured $20.0 million revolving bridge line of credit (“bridge facility”) with a participant in its senior secured credit facility. Borrowings under the bridge facility will bear interest at a premium of 3.5% over one-, two-, three-week or one month LIBOR. The bridge facility will expire on June 26, 2003, but management anticipates it will extend the bridge facility beyond that date.

        As of May 13, 2003, the Company had $139.5 million outstanding under the senior secured credit facility and no outstanding borrowings under the bridge facility. The Company is currently in negotiations with its bank group to amend or replace its senior secured credit facility during 2003 so that borrowings under the facility, in conjunction with existing cash balances and anticipated cash flow from operations would provide sufficient resources to meet its debt and lease payment obligations, operating needs and budgeted capital expenditure requirements at its hotel-casino properties for at least the next twelve months. There are no assurances that the Company will be able to amend or replace its credit facility, in which case it will have to limit its future capital expenditures.

COAST CASINOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — PROMOTIONAL ALLOWANCES

        The retail value of hotel accommodations and food and beverage items provided to customers without charge is included in gross revenues and then deducted as promotional allowances, to arrive at net revenues. The following is a breakdown of these complimentary revenues for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,

	2003	2002

Complimentary revenues:
Food and beverage	$10,618	$10,816
Hotel	1,657	1,632
Other	915	796

Promotional allowances	$13,190	$13,244

The estimated cost of providing these complimentary services is as follows for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,

	2003	2002

Food and beverage	$10,256	$10,745
Hotel	572	674
Other	313	255

	$11,141	$11,674

The cost of promotional allowances has been allocated to expense as follows for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,

	2003	2002

Casino	$10,241	$10,723
General and administrative	900	951

	$11,141	$11,674

COAST CASINOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — EARNINGS PER SHARE

        Basic net income per common share excludes dilution and is computed by dividing income applicable to common shareholders by the weighted-average number of common shares outstanding. Diluted net income per common share is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options.

        The computations of basic net income per common share and diluted net income per common share, for the three months ended March 31, 2003 and 2002, are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,

	2003	2002

Net income applicable to computations	$13,708	$11,383

Weighted-average common shares
applicable to net income per common share	1,461,178	1,461,178
Effect of dilutive securities:
Stock option incremental shares	23,365	25,066

Weighted-average common shares
applicable to net income per common share, assuming dilution	1,484,543	1,486,244

Basic net income per share of common stock	$9.38	$7.79

Diluted net income per share of common stock	$9.23	$7.66

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

        We believe that the following critical accounting policies require significant judgments and estimates used in the preparation of our financial statements:

o	We recognize revenue as net wins and losses occur in our casinos, upon the occupancy of our hotel rooms, upon the delivery of food, beverage and other services, and upon performance for entertainment revenue. Wagers received on all sporting events are recorded as a liability until the final outcome of the event when the payoffs, if any, can be determined. Effective January 1, 2001, we adopted Emerging Issues Task Force Issue 00-22 (the “Issue”), which requires that cash discounts and certain other cash incentives related to gaming play be recorded as a reduction to gross casino revenues. The Issue requires that prior periods be restated. We previously recorded incentives as an operating expense and have reclassified prior period amounts.

o	We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

o	We maintain accruals for health and workers compensation self-insurance and slot club point redemption, which are classified as accrued liabilities in the balance sheets. We determine the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that the accruals are overstated or understated, we will adjust the assumptions utilized in the methodologies and reduce or provide for additional accruals as appropriate.

o	We are subject to various claims and legal actions in the ordinary course of business. Some of these matters include personal injuries to customers and damage to customers’personal assets. We estimate guest claims and accrue for such liability based on historical experience in accrued liabilities in the balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies and Estimates (continued)

o	At March 31, 2003, we had net property and equipment of $742.0 million, representing 90% of our total assets. We depreciate the property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, property developments, new competition and new regulations, could result in a change in the manner in which we are using certain assets, requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, if events and circumstances warrant such an assessment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

o	We have entered into lease agreements where the rental payments increase on an annual basis. We recognize the related rent expense on the straight-line method over the term of the agreements. Deferred rent is recorded to reflect the excess of rent expense over cash payments since the inception of the leases.

Results of Operations The following table sets forth, for the periods indicated, certain financial information regarding our results of operations:

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Net operating revenues	$146,447	$135,075
Operating expenses	116,747	110,805

Operating income	$29,700	$24,270

Net income	$13,708	$11,383

Cash provided by operating activities	$35,693	$24,965

Cash used in investing activities	$(48,837)	$(55,804)

Cash provided by financing activities	$16,663	$23,545

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

        In the quarter ended March 31, 2003, revenues, operating income and net income all increased compared to the quarter ended March 31, 2002. Net revenues were $146.4 million in the quarter, an increase of 8.4% over net revenues of $135.1 million in the first quarter of 2002, primarily due to a 17.3% increase in revenues at The Orleans as a result of new hotel rooms, casino space and other amenities added in the recent expansion. Net revenues at the Suncoast, Gold Coast and Barbary Coast also increased in the quarter. Operating income in the first quarter of 2003 was $29.7 million compared to $24.3 million in the first quarter of 2002, an increase of 22.3% due primarily to increased customer visitation and wagering volume at The Orleans and the Suncoast. Operating income also increased at the Gold Coast but was down slightly at the Barbary Coast. Net income was $13.7 million in the quarter compared to $11.4 million in the first quarter of 2002, an increase of 20.4%.

        Casino.   Casino revenues were $107.9 million in the first quarter of 2003 compared to $100.9 million in the same period in 2002, an increase of 7.0% due primarily to a 12.0% increase at The Orleans, which experienced higher customer visitation and wagering volume after the recent expansion. The Gold Coast also experienced the positive effects of completing its expansion and interior redesign with casino revenues increasing by 4.8% in the quarter. The Suncoast continued to attract increasing numbers of customers in the fast-growing west end of the Las Vegas valley, with casino revenues increasing by 3.7%. Barbary Coast casino revenues increased 3.9% in the period due to increased customer wagering volume. Casino expenses decreased by $1.1 million (2.4%) in the first quarter, primarily due to a reduction in promotional expenses.

        Food and Beverage.  Food and beverage revenues were $28.5 million in the first quarter of 2003 compared to $28.0 million in 2001, an increase of 2.0%, primarily due to increases at The Orleans resulting from increased customer traffic after the recent expansion. Food and beverage expenses were $21.0 million in the first quarter of 2003 compared to $20.7 million in the first quarter of 2002, an increase of 1.8%, in line with the increase in revenues.

        Hotel.   Hotel room revenues were $13.2 million in the first quarter of 2003 compared to $10.1 million in 2002, an increase of 30.6%. Total occupied rooms increased by 28.5% in the quarter because of the opening of 586 additional rooms at The Orleans in August 2002. Room occupancy percentage declined slightly in the first quarter, from 87.7% in 2002 to 86.1% in 2003 because of the increased room inventory, but the average daily room rates remained unchanged at $61. In the three months ended March 31, 2003, hotel expenses increased by 30.0% due to the additional rooms at The Orleans, and in line with the corresponding increase in revenues.

        Other.   Other revenues are derived primarily from our bowling, retail, entertainment and leased facilities. In the three months ended March 31, 2003, other revenues were $10.0 million compared to $9.3 million in 2002, an increase of 6.9% due primarily to the increased customer visitation at The Orleans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002 (continued)

        General and Administrative.  General and administrative expenses were $27.1 million in the first quarter of 2003 compared to $24.8 million in 2002, an increase of 9.4%, primarily due to increases in payroll and related costs of $1.3 million (9.8%), utilities of $373,000 (12.2%), property taxes of $232,000 (16.9%), and insurance costs of $108,000 (18.8%). Payroll and related costs were affected by increased staffing levels at The Orleans and the Gold Coast due to the recent expansions at those properties, as well as third quarter 2002 pay raises. Utilities expenses in the quarter increased by 30.6% at The Orleans and 8.2% at the Gold Coast, respectively, due primarily to the recently completed expansions at those properties. The expansions also contributed to increases in property taxes of 36.0% at The Orleans and 30.5% at the Gold Coast. Property and casualty insurance costs were higher in the quarter, primarily due to the expansion at The Orleans.

        Depreciation and Amortization.  Depreciation and amortization expense was $11.4 million in the first quarter of 2003 compared to $9.3 million in 2002. The increase was due primarily to the completion of the expansion projects at the Gold Coast and The Orleans.

        Other Income (Expenses).  Net interest expense was $9.3 million in the first quarter of 2003 compared to $7.2 million in the first quarter of 2002, an increase of 29.2%. The increase is due to higher aggregate indebtedness related to the expansion projects at The Orleans and the Gold Coast. Capitalized interest was $883,000 in the first quarter, compared to $588,000 in the first quarter of 2002 due to the ongoing construction of the special events arena at The Orleans, scheduled to open in May 2003. The loss on the disposal of equipment was $344,000 in the first quarter of 2003 compared to a loss of $318,000 in the first quarter of 2002.

Aggregate Indebtedness and Fixed Payment Obligations

        Our total long-term indebtedness (including current maturities) and fixed payment obligations on the land leases for the twelve-month periods ending March 31 are summarized by year below:

	2004	2005	2006	2007	2008	Thereafter	Total

Long-Term Indebtedness
Senior subordinated notes	$--	$--	$--	$--	$--	$325,000	$325,000
Bank credit facility(1)	27,500	107,500	--	--	--	--	135,000
Secured aircraft loan	120	1,440	1,440	1,440	1,440	12,120	18,000
Other	177	3	3	3	3	28	217

Fixed Payment Obligations
for Land Leases
Barbary Coast - land lease	189	190	190	190	190	5,060	6,009
The Orleans - land lease	2,700	2,700	2,725	3,000	3,000	192,060	206,185
Suncoast - land lease	2,495	2,555	2,615	2,675	2,735	200,425	213,500

Total Indebtedness and
Fixed Payment Obligations	33,181	$114,388	$6,973	$7,308	$7,368	$734,693	$903,911

(1)	The terms of the senior secured credit facility provide that availability will be reduced on a quarterly basis. See “Liquidity and Capital Resources”.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Aggregate Indebtedness and Fixed Payment Obligations (continued)

        The Orleans occupies a portion of an approximately 80-acre site located on West Tropicana Avenue, approximately one mile south of the Gold Coast. We lease the real property under a ground lease entered into by Coast Hotels and the Tiberti Company, a Nevada general partnership of which J. Tito Tiberti, a director of both Coast Hotels and Coast Casinos, is managing partner. The lease had an effective commencement date of October 1, 1995, an initial term of 50 years, and includes an option, exercisable by us, to extend the initial term for an additional 25 years. The lease provides for monthly rental payments of $200,000 per month through February 2002, $225,000 per month during the 48-month period thereafter, and $250,000 per month during the 60-month period thereafter. In March 2011, annual rental payments will increase on a compounding basis at a rate of 3.0% per annum. In addition, we have been granted an option to purchase the real property during the two-year period commencing in February 2016. The lease provides that the purchase price will be the fair market value of the real property at the time we exercise the option, provided that the purchase price will not be less than 10 times, nor more than 12 times, annual rent at such time.

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

        The Barbary Coast occupies approximately 1.8 acres at the intersection of Flamingo Road and the Strip that we lease pursuant to a lease dated May 1, 1993. The lease provides for rental payments of $175,000 per year during the initial term of the lease that expires on May 1, 2003. We have exercised the first of two 30-year options, with rental payments increasing to $190,000 per year during the first ten years of the renewal period. In January 2003, we purchased the approximately 2.5 additional acres of real property located adjacent to the Barbary Coast which we previously leased for approximately $18.1 million. We use the 2.5-acre property as a parking lot for our employees and for valet parking.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

        Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $35.7 million in the three months ended March 31, 2003, compared to $25.0 million in the same period in 2002.

        Cash used in investing activities was primarily for capital expenditures and was $48.8 million in the first three months of 2003, compared to $55.8 million in 2002. In the first three months of 2003, cash used for capital expenditures was $48.8 million, including $24.6 million for the expansion projects at The Orleans and the Gold Coast, $18.1 million for the purchase of land at the Barbary Coast, $883,000 for capitalized interest and approximately $5.2 million for maintenance capital expenditures. In the first three months of 2002, cash used for capital expenditures was primarily for the expansion projects at The Orleans and the Gold Coast.

        Cash provided by financing activities was $16.7 million in the three months ended March 31, 2003, primarily from $17.8 million in net proceeds from the financing of our aircraft and $20.0 million in proceeds from borrowings under the senior secured credit facility, offset by $21.0 million in repayments of borrowings under the credit facility. In the first quarter of 2002, cash provided by financing activities was $23.5 million, primarily from $103.2 million in net proceeds from the issuance of long-term debt and $25.0 million of proceeds from borrowings under the senior secured credit facility, offset, in part, by $104.5 million in repayments of borrowings under the credit facility.

        In March 1999, Coast Hotels issued $175.0 million principal amount of 9.5% senior subordinated notes due in 2009 with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured credit facility due 2004 to facilitate a refinancing. Availability under the credit facility was increased to $200.0 million in September 1999, subject to automatic reductions in availability from September 2001 through June 2004, as described below. Coast Casinos is a guarantor of the indebtedness under both of these debt agreements. Borrowings under the credit facility bear interest, selected monthly at our option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate (“LIBOR”). The premium varies depending on a certain financial ratio and can vary between 125 and 250 basis points. As of March 31, 2003, the premium over LIBOR was 2.25% (225 basis points) and the interest rate was 3.56%. For the three months ended March 31, 2003, the weighted average interest rate for the senior secured credit facility was 3.43%. We incur a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. This variable fee is currently at the maximum rate of 0.5% per annum times the average unused portion of the facility.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

        The availability under the senior secured credit facility has been reduced quarterly since September 30, 2001. On March 31, 2003, total availability was reduced to $150.5 million with an additional quarterly reduction in availability of $8.5 million on June 30, 2003 and $11.5 million on each of September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004. Advances under the facility may be used for working capital, general corporate purposes, and certain improvements to our existing properties. As of March 31, 2003, we had $135.0 million outstanding under the senior secured credit facility with $14.8 million of availability remaining (net of letters of credit of approximately $700,000).

        The loan agreement governing the senior secured credit facility contains covenants that, among other things, limit the ability of Coast Hotels to pay dividends or make advances to Coast Casinos, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets. Additionally, the loan agreement requires that we maintain certain financial ratios with respect to leverage and fixed charge coverage. We are also subject to certain covenants associated with the indenture governing our senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. At March 31, 2003, we were in compliance with all covenants and required ratios.

        The senior secured credit facility was amended in December 2001, March 2002, January 2003 and February 2003 to increase the limitations on certain capital expenditures and to allow for additional indebtedness.

        In February 2003, we borrowed $18.0 million under a secured loan agreement, collateralized by our Canadair Challenger aircraft. The proceeds were used to reduce borrowings under the senior secured credit facility. The loan bears interest at a premium of 2.25% over the 30-day LIBOR rate, which is adjusted monthly. As of March 31, 2003, the interest rate was 3.59%, and for the three months ended March 31, 2003, the weighted average interest rate was 3.58%. Payments of interest only are required during the first twelve months. Commencing on March 28, 2004, we will be required to make monthly principal payments of $120,000 plus interest on the unpaid balance. A balloon payment of the remaining principal balance is due in February 2009.

        On March 28, 2003, we entered into an unsecured $20.0 million revolving bridge line of credit (“bridge facility”) with a participant in our senior secured credit facility. Borrowings under the bridge facility bear interest at a premium of 3.5% over one-, two-, three-week or one month LIBOR. The bridge facility expires on June 26, 2003, but management anticipates it will extend the bridge facility beyond that date.

        As of May 13, 2003, we had $139.5 million outstanding under the senior secured credit facility and no outstanding borrowings under the bridge facility. We are currently in negotiations with our bank group to amend or replace our senior secured credit facility during 2003 so that borrowings under the facility, in conjunction with existing cash balances and anticipated cash flow from operations would provide sufficient resources to meet our debt and lease payment obligations, operating needs and budgeted capital expenditure requirements at our hotel-casino properties for at least the next twelve months. There are no assurances that we will be able to amend or replace our credit facility, in which case we will have to limit our future capital expenditures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital Expenditures

        In January 2001, we commenced an expansion of The Orleans. The expansion project included a special-events arena, a 586-room hotel tower, a 2,600-car parking garage, six additional movie theaters, two restaurants, an Irish pub and approximately 40,000 square feet of new gaming area and public space. Through March 31, 2003, we had completed all but the arena and had spent $157.9 million. We expect to open the arena in May 2003 with additional project expenditures of approximately $10.6 million.

        In the fourth quarter of 2000, we commenced an expansion and remodel of the Gold Coast. The project included a new, expanded buffet restaurant, a sports bar, an Asian-themed restaurant, an Italian restaurant, 10,000 square feet of additional meeting space, an additional approximately 20,000 square feet of slot and table games area, a new bingo room, an expanded porte-cochere and a parking garage. Through March 31, 2003, we had spent $72.0 million and had completed substantially all of the project.

        In the fourth quarter of 2001 and the first quarter of 2002, we purchased land totaling approximately 60 acres for possible future development. The land is located in a gaming enterprise district on Las Vegas Boulevard South, adjacent to Interstate 15 and approximately six miles south of Tropicana Avenue. Subject to market conditions, availability of financing and receipt of required governmental approvals, we intend to develop a hotel-casino on the site. We are currently in the conceptual stage of the project and have not developed any plans, but anticipate beginning construction of the hotel in the first half of 2004 and opening in the second half of 2005. There are no assurances that we will actually develop the project.

        In the ordinary course of operating our hotel-casinos, it is necessary to upgrade or replace fixtures and equipment and to make improvements that will extend the life of our physical plants. We anticipate that these maintenance capital expenditures will total approximately $25.0 million in 2003.

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

        The adoptions of SFAS 143, 145, and 146 had no material impact on our financial position, results of operations or cash flows.

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

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs created after January 31, 2003. We have reviewed our major relationships and our overall economic interests with other companies consisting of related parties, companies in which we have an equity position, and other suppliers to determine the extent of our variable economic interest in these parties. The adoption of FIN 46 will not have a material impact on our financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Certain Forward-Looking Statements

        This Form 10-Q includes “forward-looking statements” within the meaning of the securities laws. All statements regarding our expected financial position, business strategies and financing plans under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and elsewhere in this Form 10-Q are forward-looking statements. In addition, in those and other portions of this Form 10-Q, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to Coast Hotels or its management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, and have based these expectations on our beliefs as well as assumptions we have made, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from such expectations are disclosed in this Form 10-Q, including, without limitation, the following factors:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our revolving bank credit facility. Assuming that the amount of our variable rate debt remained constant at $153.0 million during the next twelve months, a hypothetical 1% increase in our variable interest rate would increase our interest expense by $1.5 million. As of March 31, 2003, we did not have any investments in derivative- or foreign currency-based financial instruments.

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the twelve-month period ended March 31,:

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value (1)

	(dollars in thousands)
LIABILITIES
Short-term debt
Fixed rate	$177	$--	$--	$--	$--	$--	$177	$177
Average interest rate(2)	9.50%	--	--	--	--	--	9.50%	--
Variable rate	$27,620	$--	$--	$--	$--	$--	$27,620	$27,620
Average interest rate(2)	3.57%	--	--	--	--	--	3.57%	--

Long-term debt
Fixed rate	$--	$3	$3	$3	$3	$325,028	$325,040	$346,978
Average interest rate(2)	--	9.50%	9.50%	9.50%	9.50%	9.50%	9.50%	--
Variable rate	$--	$108,940	$1,440	$1,440	$1,440	$12,120	$125,380	$125,380
Average interest rate(2)	--	3.57%	3.57%	3.57%	3.57%	3.57%	3.57%	--

(1)	The fair values are based on the borrowing rate currently available for debt instruments with similar terms and maturities, and market quotes of our publicly traded debt.

(2)	Based upon contractual interest rates for fixed indebtedness or the LIBOR rate plus a premium of 2.25% at March 31, 2003 for variable rate indebtedness.

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

        Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14(c). Based upon the foregoing, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation. Additionally, no significant deficiencies or material weaknesses in such internal controls requiring corrective actions were identified.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        Not applicable.

Item 2. Changes in Securities.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K:

(a)	Exhibits.

The following are filed as exhibits to this Quarterly Report on Form 10-Q:

99.1	— Certifications of Chief Executive Officer and Chief Financial Officer pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

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

Date: May 13, 2003	COAST CASINOS, INC., a Nevada corporation
	By:	/s/ Gage Parrish
Gage Parrish Vice President and Chief Financial Officer

CERTIFICATIONS

I, Michael J. Gaughan, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Coast Casinos, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Michael J. Gaughan
Michael J. Gaughan Chairman of the Board and Chief Executive Officer

I, Gage Parrish, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Coast Casinos, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Gage Parrish
Gage Parrish Vice President and Chief Financial Officer