Form 10-Q
period 2003-06-30
COAST CASINOS INC
filed 2003-08-12
CIK 1001865

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2003
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

        Shares of Common Stock outstanding as of August 12, 2003: 1,461,178

Part I — FINANCIAL INFORMATION

Item 1.  Financial Statements

COAST CASINOS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2003	December 31, 2002
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,292	$37,523
Accounts receivable, net	5,936	7,442
Other current assets	24,165	21,093

TOTAL CURRENT ASSETS	67,393	66,058
PROPERTY AND EQUIPMENT, net	746,199	712,244
OTHER ASSETS	7,526	8,087

	$821,118	$786,389

LIABILITIES AND
STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,693	$15,327
Accrued liabilities	42,693	47,332
Construction accounts payable	2,366	12,645
Current portion of long-term debt	40,657	17,162

TOTAL CURRENT LIABILITIES	104,409	92,466
LONG-TERM DEBT, less current portion	442,616	448,624
DEFERRED INCOME TAXES	32,615	29,972
DEFERRED RENT	28,654	27,096

TOTAL LIABILITIES	608,294	598,158

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 500,000 shares authorized,
none issued and outstanding	--	--
Common stock, $.01 par value, 2,000,000 shares authorized,
1,494,353 shares issued and 1,461,178 shares outstanding	15	15
Treasury stock (33,175 shares)	(3,333)	(3,333)
Additional paid-in capital	95,398	95,398
Retained earnings	120,744	96,151

TOTAL STOCKHOLDERS' EQUITY	212,824	188,231

	$821,118	$786,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

COAST CASINOS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2003 and 2002
(dollars in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
OPERATING REVENUES:
Casino	$105,192	$102,397	$213,120	$203,305
Food and beverage	28,355	27,588	56,893	55,563
Hotel	12,945	9,954	26,123	20,043
Other	11,399	9,767	21,392	19,114

GROSS OPERATING REVENUES	157,891	149,706	317,528	298,025
Less: promotional allowances	(12,795)	(13,251)	(25,985)	(26,495)

NET OPERATING REVENUES	145,096	136,455	291,543	271,530

OPERATING EXPENSES:
Casino	42,319	45,563	85,561	89,885
Food and beverage	21,267	20,876	42,298	41,541
Hotel	5,179	4,089	10,360	8,074
Other	10,157	7,447	18,116	14,362
General and administrative	26,363	25,052	52,142	48,542
Land leases	1,341	1,355	2,680	2,660
Deferred rent	780	795	1,559	1,639
Depreciation and amortization	12,125	10,164	23,563	19,443

TOTAL OPERATING EXPENSES	119,531	115,341	236,279	226,146

OPERATING INCOME	25,565	21,114	55,264	45,384

OTHER INCOME (EXPENSES):
Interest expense, net	(9,405)	(7,866)	(18,669)	(15,036)
Interest capitalized	336	858	1,219	1,446
Other income (expense)	130	2,816	(215)	2,498

TOTAL OTHER INCOME (EXPENSES)	(8,939)	(4,192)	(17,665)	(11,092)

INCOME BEFORE INCOME TAXES	16,626	16,922	37,599	34,292
Income tax provision	5,739	5,833	13,006	11,820

NET INCOME	$10,887	$11,089	$24,593	$22,472

PER SHARE INFORMATION:
Basic net income per share of common stock	$7.45	$7.59	$16.83	$15.38

Diluted net income per share of common stock	$7.33	$7.46	$16.55	$15.12

Basic weighted-average shares outstanding	1,461,178	1,461,178	1,461,178	1,461,178

Diluted weighted-average shares outstanding	1,485,676	1,486,054	1,485,676	1,486,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

COAST CASINOS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2002
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,593	$22,472

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	23,563	19,443
Net amortization of debt offering costs and original issue premium	449	732
Loss on disposals of assets	215	311
Deferred income taxes	2,548	3,190
Deferred rent	1,559	1,639
Changes in assets and liabilities:
Net increase in accounts receivable and other assets	(1,555)	(3,992)
Net (decrease) increase in accounts payable and accrued liabilities	(1,273)	6,727

TOTAL ADJUSTMENTS	25,506	28,050

NET CASH PROVIDED BY OPERATING ACTIVITIES	50,099	50,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of amounts in construction accounts payable	(68,467)	(117,513)
Proceeds from sale of assets	477	958

NET CASH USED IN INVESTING ACTIVITIES	(67,990)	(116,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, including original issue
premium, net of financing costs	17,820	103,191
Principal payments on long-term debt	(160)	(148)
Proceeds from borrowings under bank line of credit	35,500	56,500
Repayments of borrowings under bank line of credit	(35,500)	(107,500)

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,660	52,043

NET DECREASE IN CASH AND CASH EQUIVALENTS	(231)	(13,990)
CASH AND CASH EQUIVALENTS, at beginning of period	37,523	43,350

CASH AND CASH EQUIVALENTS, at end of period	$37,292	$29,360

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — GENERAL

Background Information

        Coast Casinos, Inc. (“Coast Casinos” or the “Company”) is a Nevada corporation with no independent assets or operations and serves only as a holding company for Coast Hotels and Casinos, Inc. (“Coast Hotels”), which is also a Nevada corporation. Coast Casinos changed its name from Coast Resorts, Inc. on July 2, 2002. Through its wholly owned subsidiary, Coast Hotels, the Company owns and operates four Las Vegas hotel-casinos:

o	The Orleans Hotel and Casino opened in 1996 and is located approximately one mile west of the Las Vegas Strip on Tropicana Avenue.

o	Gold Coast Hotel and Casino opened in 1986 and is located approximately one mile west of the Las Vegas Strip on Flamingo Road.

o	The Suncoast Hotel and Casino opened in 2000 and is located in the west end of the Las Vegas valley.

o	Barbary Coast Hotel and Casino opened in 1979 and is located on the Las Vegas Strip.

Basis of Presentation

        The accompanying condensed consolidated interim financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim periods have been included. The interim results reflected in the unaudited consolidated financial statements are not necessarily indicative of expected results for the full year.

COAST CASINOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — LONG-TERM DEBT

        Long-term debt consists of the following as of June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002

	(in thousands)
9.5% senior subordinated notes due April 2009, with interest payable semi-annually on April 1 and October 1, including unamortized
original issue premium of $4,059 in 2003 and $4,412 in 2002	$329,059	$329,412
Senior secured credit facility due September 2004, collateralized
by substantially all of the assets of Coast Hotels and Casinos, Inc.	136,000	136,000
Variable-rate note due March 2009, collateralized by 1996 Canadair
Challenger aircraft	18,000	--
Other notes payable	214	374

	483,273	465,786
Less: current portion	40,657	17,162

	$442,616	$448,624

        In March 1999, Coast Hotels issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured credit facility due in September 2004 to facilitate a refinancing. Availability under the credit facility was increased to $200.0 million in September 1999. Coast Casinos is a full and unconditional guarantor of the indebtedness under both of these debt agreements. Borrowings under the credit facility bear interest, at Coast Hotel’s option, selected monthly, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate (“LIBOR”). The premium varies depending on a certain financial ratio and can vary between 125 and 250 basis points. As of June 30, 2003, the premium over LIBOR was 2.25% (225 basis points) and the interest rate was 3.39%. For the six months ended June 30, 2003, the weighted average interest rate for the senior secured credit facility was 3.49%. Coast Hotels incurs a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. This variable fee is currently at the maximum rate of 0.5% per annum times the average unused portion of the facility.

        In accordance with the terms of the senior secured credit facility, the availability under the facility has been reduced quarterly since September 30, 2001. Through June 30, 2003, total availability has been reduced to $142.0 million with additional quarterly reductions in availability of $11.5 million on each of September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004. Advances under the facility may be used for working capital, general corporate purposes, and certain improvements to our existing properties. As of June 30, 2003, there was $136.0 million outstanding under the senior secured credit facility with $5.3 million of availability remaining (net of letters of credit of approximately $700,000).

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

        The loan agreement governing the senior secured credit facility contains covenants that, among other things, limit the ability of Coast Hotels to pay dividends or make advances to Coast Casinos, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets of Coast Hotels. Additionally, the loan agreement requires that Coast Hotels maintain certain financial ratios with respect to its leverage and fixed charge coverage. The agreement was amended in December 2001, March 2002, January 2003, February 2003 and June 2003 to increase the limitations of Coast Hotels to make certain capital expenditures and to allow for additional indebtedness. Coast Hotels is also subject to certain covenants associated with the indenture governing the senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. As of June 30, 2003, the net assets of Coast Hotels amounted to $217.0 million, of which $201.5 million was restricted under the terms of the indenture governing the senior subordinated notes. Management believes that, at June 30, 2003, Coast Hotels was in compliance with all covenants and required ratios.

        In February 2003, Coast Hotels borrowed $18.0 million under a secured loan agreement, collateralized by a Company-owned aircraft. The proceeds were used to reduce borrowings under the senior secured credit facility. The loan bears interest at a premium of 2.25% over the 30-day LIBOR rate, which is adjusted monthly. As of June 30, 2003, the interest rate was 3.57%, and for the six months ended June 30, 2003, the weighted average interest rate was 3.57%. Payments of interest only are required during the first twelve months. Commencing on March 28, 2004, Coast Hotels will be required to make monthly principal payments of $120,000 plus interest on the unpaid balance. A balloon payment of the remaining principal balance is due in February 2009.

        On March 28, 2003, Coast Hotels entered into an unsecured $20.0 million revolving bridge line of credit (“bridge facility”) with a participant in its senior secured credit facility. Borrowings under the bridge facility will bear interest at a premium of 3.5% over one-, two-, three-week or one month LIBOR. The bridge facility was renewed in June 2003 and will expire on September 24, 2003.

        As of August 12, 2003, Coast Hotels had $134.0 million outstanding under the senior secured credit facility and no outstanding borrowings under the bridge facility. Coast Hotels is currently in negotiations with its bank group to amend or replace its senior secured credit facility during 2003 so that borrowings under the facility, in conjunction with existing cash balances and anticipated cash flow from operations would provide sufficient resources to meet its debt and lease payment obligations, operating needs and budgeted capital expenditure requirements at its hotel-casino properties for at least the next twelve months. There are no assurances that Coast Hotels will be able to amend or replace its credit facility, in which case it will have to limit its future capital expenditures.

COAST CASINOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROMOTIONAL ALLOWANCES

        The retail value of hotel accommodations and food and beverage items provided to customers without charge is included in gross revenues and then deducted as promotional allowances, to arrive at net revenues. The following is a breakdown of these complimentary revenues for the three months and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Complimentary revenues:
Food and beverage	$10,113	$10,636	$20,731	$21,452
Hotel	1,778	1,727	3,435	3,359
Other	904	888	1,819	1,684

Promotional allowances	$12,795	$13,251	$25,985	$26,495

The estimated cost of providing these complimentary services is as follows for the three months and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Food and beverage	$9,956	$10,821	$20,212	$21,566
Hotel	600	712	1,172	1,386
Other	396	312	709	567

	$10,952	$11,845	$22,093	$23,519

The cost of promotional allowances has been allocated to expense as follows for the three months and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Casino	$10,127	$11,055	$20,368	$21,778
General and administrative	825	790	1,725	1,741

	$10,952	$11,845	$22,093	$23,519

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

        The computations of basic net income per common share and diluted net income per common share, for the three months and six month ended June 30, 2003 and 2002, are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income applicable to computations	$10,887	$11,089	$24,593	$22,472

Weighted-average common shares
applicable to net income per common share	1,461,178	1,461,178	1,461,178	1,461,178
Effect of dilutive securities:
Stock option incremental shares	24,498	24,876	24,498	24,876

Weighted-average common shares applicable
to net income per common share, assuming dilution	1,485,676	1,486,054	1,485,676	1,486,054

Basic net income per share of common stock	$7.45	$7.59	$16.83	$15.38

Diluted net income per share of common stock	$7.33	$7.46	$16.55	$15.12

NOTE 5 – DIVIDEND DECLARATION

        On July 16, 2003, the Board of Directors of the Company approved a dividend of $3.50 per common share, payable on August 15, 2003 to shareholders of record at the close of business on August 1, 2003. On August 1, 2003, there were 1,461,178 shares outstanding.

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

        We believe that the following critical accounting policies require significant judgments and estimates used in the preparation of our financial statements:

o	We recognize revenue as net wins and losses occur in our casinos, upon the occupancy of our hotel rooms, upon the delivery of food, beverage and other services, and upon performance for entertainment revenue. Wagers received on all sporting events are recorded as a liability until the final outcome of the event when the payoffs, if any, can be determined. Effective January 1, 2001, we adopted Emerging Issues Task Force Issue 00-22 (the “Issue”), which requires that cash discounts and certain other cash incentives related to gaming play be recorded as a reduction to gross casino revenues.

o	We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

o	We maintain accruals for health and workers compensation self-insurance and slot club point redemption, which are classified as accrued liabilities in the balance sheets. We determine the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that the accruals are overstated or understated, we will adjust the assumptions utilized in the methodologies and reduce or provide for additional accruals as appropriate.

o	We are subject to various claims and legal actions in the ordinary course of business. Some of these matters include personal injuries to customers and damage to customers’personal assets. We estimate guest claims and accrue for such liability based on historical experience in accrued liabilities in the balance sheets.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               (continued)

Critical Accounting Policies and Estimates (continued)

o	At June 30, 2003, we had net property and equipment of $746.2 million, representing 91% of our total assets. We depreciate the property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, property developments, new competition and new regulations, could result in a change in the manner in which we are using certain assets, requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, if events and circumstances warrant such an assessment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

o	We have entered into lease agreements where the rental payments increase on an annual basis. We recognize the related rent expense on the straight-line method over the term of the agreements. Deferred rent is recorded to reflect the excess of rent expense over cash payments since the inception of the leases.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Net operating revenues	$145,096	$136,455	$291,543	$271,530
Operating expenses	119,531	115,341	236,279	226,146

Operating income	$25,565	$21,114	$55,264	$45,384

Net income	$10,887	$11,089	$24,593	$22,472

Cash provided by operating activities	$14,406	$25,557	$50,099	$50,522

Cash used in investing activities	$(19,153)	$(60,751)	$(67,990)	$(116,555)

Cash provided by financing activities	$997	$28,498	$17,660	$52,043

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
              (continued)

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002 and Six Months Ended June 30, 2003Compared to Six Months Ended June 30, 2002

        In the three months and six months ended June 30, 2003, we experienced increases in revenues and operating income. Net income was slightly lower in the three months ended June 30, 2003, primarily as a result of a gain in the second quarter of 2002 on the termination of an interest rate swap agreement. Net income was higher for the first six months of 2003 compared to 2002. The increases were primarily due to improved revenues at The Orleans where customer visitation was up as a result of the 586 new hotel rooms, casino space and other amenities added in the recent expansion. The elimination of construction disruption also improved access for customers, contributing to the improved operating results.

        In the three months ended June 30, 2003, net revenues were $145.1 million compared to $136.5 million in the second quarter of 2002, an increase of 6.3% due primarily to a 21.2% increase at The Orleans for the reasons described above. Combined net revenues at the Suncoast, Gold Coast and Barbary Coast were down slightly in the quarter compared to last year, due to a reduction in promotional spending and possible effects of the sluggish economy. In the six months ended June 30, 2003, net revenues were $291.5 million compared to $271.5 million in 2002, an increase of 7.4%. A 19.3% increase in revenues at The Orleans contributed most of the improvement.

        Operating income was $25.6 million in the three months ended June 30, 2003 compared to $21.1 million in the same period in 2002, an increase of 21.1%. In the six months ended June 30, 2003, operating income was $55.3 million compared to $45.4 million in 2002, an increase of 21.8%. Most of the improvement in 2003 is attributable to the increase in revenues at The Orleans. Operating income at the Suncoast improved 2.4% in the quarter and 9.8% year-to-date, due primarily to reduced spending on casino promotions. Operating income at the Barbary Coast improved slightly in the quarter and year-to-date, but was down in the quarter at the Gold Coast due to slightly lower revenues and increased depreciation expense related to the expansion. Year-to-date, operating income at the Gold Coast was up 0.5% compared to the first six months of 2002.

        Casino.    Casino revenues were $105.2 million in the three months ended June 30, 2003 compared to $102.4 million in the same period in 2002, an increase of 2.7%. Casino revenues at The Orleans increased 12.7% in the second quarter of 2003 due to improved customer traffic related to the completion of the recent expansion project. Second quarter casino revenues at the Suncoast and the Gold Coast were down 3.5% and 3.0%, respectively, due to decreased customer wagering activity related to a reduction in promotional spending as well as to increased competition from nearby casinos. Barbary Coast casino revenues improved slightly in the quarter due to increased table games wagering activity (handle).

        The increase in casino revenues combined with a decrease in casino operating expenses contributed to a 59.8% casino operating margin in the quarter compared to 55.5% in the second quarter of 2002. Despite the increase in casino revenues at The Orleans, casino expenses decreased 5.2% due, primarily, to a reduction in spending on casino promotions at our four hotel-casinos. The decreases in expenses contributed to a casino operating margin of 60.6% compared to 53.1% in the second quarter of 2002. Suncoast casino operating expenses were lower in the quarter by 11.0%, primarily due to decreased promotional spending. The casino operating margin at the Suncoast improved to 65.5% compared to 62.6% in the second quarter of 2002. Gold Coast casino expenses decreased 7.6%, primarily as a result of the reduction in spending on casino promotions, contributing to a casino operating margin of 56.2% compared to 54.1% in the second quarter of 2002. Barbary Coast expenses decreased 3.3% in the quarter, improving the casino operating margin at that property to 43.3% from 36.9%.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
              (continued)

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002 and Six Months Ended June 30, 2003Compared to Six Months Ended June 30, 2002 (continued)

        Casino (continued).    In the six months ended June 30, 2003, casino revenues were $213.1 million compared to $203.3 million in 2002, an increase of 4.8%. Casino revenues at The Orleans increased 12.4% in the first six months of 2003 due to improved customer traffic related to the recent expansion project. Casino revenues at the Suncoast and the Gold Coast were slightly higher in the first half of 2003, despite the decline in the second quarter. Barbary Coast casino revenues were up slightly in the first half.

        Casino expenses decreased 4.8% in the six months ended June 30, 2003, contributing to an improved casino operating margin of 59.9% compared to 55.8% in the first half of 2002. Casino expenses at the Barbary Coast were relatively flat, but were lower at the other properties due primarily to a reduction in promotional expenses.

        Food and Beverage.    Food and beverage revenues were $28.4 million in the second quarter of 2003 compared to $27.6 million in 2002, an increase of 2.8%. Food and beverage revenues at The Orleans, the Gold Coast and the Barbary Coast were higher in the quarter, but were lower by 7.6% at the Suncoast due primarily to lower customer counts in the buffet as a result of aggressive promotions by competitors. Food and beverage expenses increased 1.9% in the quarter, primarily due to increased customer volume at The Orleans.

        In the six months ended June 30, 2003, food and beverage revenues were $56.9 million, an increase of 2.4% over revenues of $55.6 million in the first half of 2002. A 10.1% increase at The Orleans was partially offset by a decrease of 6.3% at the Suncoast, primarily in the buffet. Food and beverage expenses increased 1.8% in the first half of 2003, primarily due to the increased customer volume at The Orleans. Food and beverage expenses were down slightly at the Suncoast and the Gold Coast but increased at the Barbary Coast and The Orleans.

        Hotel.    Hotel revenues were $12.9 million in the second quarter of 2003 compared to $10.0 million in 2002, an increase of 30.1%. The increase was primarily due to the opening in August 2002 of 586 new rooms at The Orleans. While the percentage of rooms occupied at The Orleans declined to 86.0% in the second quarter of 2003 compared to 91.5% in 2002 and the average daily room rate dropped slightly, the total number of occupied rooms increased by approximately 43,000, contributing to an increase of 65.7% in its hotel revenues. Room occupancy improved at the Gold Coast, contributing to a 5.4% increase in hotel revenues at that property, but hotel revenues were relatively flat at the Suncoast and the Barbary Coast. The overall average daily room rate was slightly higher than in the second quarter of 2002. Hotel expenses in the quarter were $5.2 million compared to $4.1 million in 2002, an increase of 26.7%, in line with the overall increase in hotel revenues.

        In the six months ended June 30, 2003, hotel revenues were $26.1 million compared to $20.0 million in 2002, an increase of 30.5%, primarily due to the new hotel rooms at The Orleans. Year-to-date, hotel revenues at The Orleans were up 63.3% compared to the first six months of 2002. Year-to-date, hotel revenues at the Suncoast, the Gold Coast and the Barbary Coast were up by 2.6%, 6.7% and 2.9%, respectively. Hotel expenses in the first half of 2003 were $10.4 million compared to $8.1 million in the first half of 2002, an increase of 28.3%, in line with the overall increase in hotel revenues.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
              (continued)

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002 and Six Months Ended June 30, 2003Compared to Six Months Ended June 30, 2002 (continued)

        Other.    Other revenues are derived primarily from bowling, retail, entertainment and leased facilities. In the quarter ended June 30, 2003, other revenues were $11.4 million compared to $9.8 million in 2002, an increase of 16.7%, primarily due to a 44.6% increase at The Orleans. The arena at The Orleans opened in May 2003 and contributed $1.6 million in revenues from concerts, sporting events and family shows. Other revenues at the Suncoast, the Gold Coast and the Barbary Coast were flat compared to the prior year. Year-to-date, other revenues were $21.4 million compared to $19.1 million in the first six months of 2002, an increase of 11.9% due primarily to increases at The Orleans. Other expenses increased by 36.4% in the quarter and by 26.1% year-to-date due to salaries, advertising, entertainment and other costs related to the new arena at The Orleans.

        General and Administrative.     General and administrative expenses were $26.4 million in the second quarter of 2003 compared to $25.1 million in 2002, an increase of 5.2%, primarily due to increases in payroll and related costs of $1.1 million (8.0%) and property taxes of $330,000 (24.6%). Payroll and related costs were affected by increased staffing levels at The Orleans and the Gold Coast due to the recent expansions at those properties, as well as to third quarter 2002 pay raises. Property taxes were higher due to the expansions at The Orleans and the Gold Coast.Year-to-date, general and administrative expenses were $52.1 million compared to $48.5 million in the first six months of 2002, an increase of 7.4%, also due primarily to the increases in payroll, payroll related costs and property taxes described above.

        Depreciation and Amortization.    Depreciation and amortization expense was $12.1 million in the second quarter of 2003 compared to $10.2 million in 2002, an increase of 19.3% due to the depreciation of completed expansion and remodeling projects at The Orleans and the Gold Coast. In the six months ended June 30, 2003, depreciation and amortization expense was $23.6 million compared to $19.4 million in 2002, an increase of 21.2%, also due to the reasons described above.

        Other Income (Expenses).     Net interest expense was $9.4 million in the second quarter of 2003 compared to $7.9 million in 2002, an increase of 19.6% due primarily to higher aggregate indebtedness related to the completed expansion and remodeling projects at The Orleans and the Gold Coast and the secured aircraft loan. In the six months ended June 30, 2003, net interest expense was $18.7 million compared to $15.0 million in the first six months of 2002, an increase of 24.2% due to the higher aggregate indebtedness described above. Capitalized interest was $336,000 in the second quarter compared to $858,000 in the second quarter of 2002. The decrease was due to the completion prior to the second quarter of most of the expansion and remodeling projects at The Orleans and the Gold Coast. Capitalized interest was $1.2 million in the first six months of 2003 compared to $1.4 million in the same period in 2002. Other income in the second quarter and first six months of 2002 was primarily due to the recording of the estimated fair value of a swap agreement that was entered into in April 2002 and terminated in July 2002.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
              (continued)

Aggregate Indebtedness and Fixed Payment Obligations

        Our total long-term indebtedness (including current maturities) and fixed payment obligations on the land leases for the twelve-month periods ending June 30 are summarized by year below:

	2004	2005	2006	2007	2008	Thereafter	Total
Long-Term Indebtedness
Senior subordinated notes	$--	$--	$--	$--	$--	$325,000	$325,000
Bank credit facility(1)	40,000	96,000	--	--	--	--	136,000
Secured aircraft loan	480	1,440	1,440	1,440	1,440	11,760	18,000
Other	177	3	3	3	3	25	214
Fixed Payment Obligations
for Land Leases
Barbary Coast - land lease	190	190	190	190	190	5,012	5,962
The Orleans - land lease	2,700	2,700	2,800	3,000	3,000	191,311	205,511
Suncoast - land lease	2,510	2,570	2,630	2,690	2,750	199,730	212,880

Total Indebtedness and
Fixed Payment Obligations	$46,057	$102,903	$7,063	$7,323	$7,383	$732,838	$903,567

(1)	The terms of the senior secured credit facility provide that availability will be reduced on a quarterly basis. See “Liquidity and Capital Resources”.

        The Orleans occupies a portion of an approximately 80-acre site located on West Tropicana Avenue, approximately one mile south of the Gold Coast. We lease the real property under a ground lease entered into by Coast Hotels and the Tiberti Company, a Nevada general partnership of which J. Tito Tiberti, a director of both Coast Hotels and Coast Casinos, is managing partner. The lease had an effective commencement date of October 1, 1995, an initial term of 50 years, and includes an option, exercisable by us, to extend the initial term for an additional 25 years. The lease provides for monthly rental payments of $225,000 per month through February 2004 and $250,000 per month during the 60-month period thereafter. In March 2011, annual rental payments will increase on a compounding basis at a rate of 3.0% per annum. In addition, we have been granted an option to purchase the real property during the two-year period commencing in February 2016. The lease provides that the purchase price will be the fair market value of the real property at the time we exercise the option, provided that the purchase price will not be less than 10 times, nor more than 12 times, annual rent at such time.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
              (continued)

Aggregate Indebtedness and Fixed Payment Obligations (continued)

        The Barbary Coast occupies approximately 1.8 acres at the intersection of Flamingo Road and the Strip that we lease pursuant to a lease dated May 1, 1993. The lease provides for rental payments of $175,000 per year during the initial term of the lease that expired on May 1, 2003. We have exercised the first of two 30-year options, with rental payments increasing to $190,000 per year during the first ten years of the renewal period. In January 2003, we purchased the approximately 2.5 additional acres of real property located adjacent to the Barbary Coast, which we previously leased, for approximately $18.1 million. We use the 2.5-acre property as a parking lot for our employees and for valet parking.

Liquidity and Capital Resources

        Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $50.1 million in the six months ended June 30, 2003, compared to $50.5 million in the same period in 2002.

        Cash used in investing activities was primarily for capital expenditures and was $68.0 million in the first six months of 2003, compared to $116.6 million in 2002. In the first six months of 2003, cash used for capital expenditures was $68.5 million, including $35.2 million for the expansion projects at The Orleans and the Gold Coast, $18.1 million for the purchase of land at the Barbary Coast, $1.6 million for the completion of luxury suites at the Suncoast, $1.2 million for capitalized interest and approximately $12.4 million for maintenance capital expenditures. In the first six months of 2002, cash used for capital expenditures was primarily for the expansion projects at The Orleans and the Gold Coast.

        Cash provided by financing activities was $17.7 million in the six months ended June 30, 2003, primarily from $17.8 million in net proceeds from the financing of our aircraft and $35.5 million in proceeds from borrowings under the senior secured credit facility, offset by $35.5 million in repayments of borrowings under the credit facility. In the first half of 2002, cash provided by financing activities was $52.0 million, primarily from $103.2 million in net proceeds from the issuance of long-term debt and $56.5 million of proceeds from borrowings under the senior secured credit facility, offset, in part, by $107.5 million in repayments of borrowings under the credit facility.

        In March 1999, Coast Hotels issued $175.0 million principal amount of 9.5% senior subordinated notes due in 2009 with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured credit facility due 2004 to facilitate a refinancing. Availability under the credit facility was increased to $200.0 million in September 1999, subject to automatic reductions in availability from September 2001 through June 2004, as described below. Coast Casinos is a full and unconditional guarantor of the indebtedness under both of these debt agreements. Borrowings under the credit facility bear interest, selected monthly at our option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate (“LIBOR”). The premium varies depending on a certain financial ratio and can vary between 125 and 250 basis points. As of June 30, 2003, the premium over LIBOR was 2.25% (225 basis points) and the interest rate was 3.39%. For the six months ended June 30, 2003, the weighted average interest rate for the senior secured credit facility was 3.49%. We incur a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. This variable fee is currently at the maximum rate of 0.5% per annum times the average unused portion of the facility.

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

        The availability under the senior secured credit facility has been reduced quarterly since September 30, 2001. On June 30, 2003, total availability was reduced to $142.0 million with an additional quarterly reduction in availability of $11.5 million on each of September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004. Advances under the facility may be used for working capital, general corporate purposes, and certain improvements to our existing properties. As of June 30, 2003, we had $136.0 million outstanding under the senior secured credit facility with $5.3 million of availability remaining (net of letters of credit of approximately $700,000).

        The loan agreement governing the senior secured credit facility contains covenants that, among other things, limit the ability of Coast Hotels to pay dividends or make advances to Coast Casinos, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets. Additionally, the loan agreement requires that we maintain certain financial ratios with respect to leverage and fixed charge coverage. We are also subject to certain covenants associated with the indenture governing our senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. The senior secured credit facility was amended in December 2001, March 2002, January 2003, February 2003 and June 2003 to increase the limitations on certain capital expenditures and to allow for additional indebtedness. At June 30, 2003, we were in compliance with all covenants and required ratios.

        In February 2003, Coast Hotels borrowed $18.0 million under a secured loan agreement, collateralized by our Canadair Challenger aircraft. The proceeds were used to reduce borrowings under the senior secured credit facility. The loan bears interest at a premium of 2.25% over the 30-day LIBOR rate, which is adjusted monthly. As of June 30, 2003, the interest rate was 3.57%, and for the six months ended June 30, 2003, the weighted average interest rate was 3.57%. Payments of interest only are required during the first twelve months. Commencing on March 28, 2004, we will be required to make monthly principal payments of $120,000 plus interest on the unpaid balance. A balloon payment of the remaining principal balance is due in February 2009.

        On March 28, 2003, Coast Hotels entered into an unsecured $20.0 million revolving bridge line of credit (“bridge facility”) with a participant in our senior secured credit facility. Borrowings under the bridge facility will bear interest at a premium of 3.5% over one-, two-, three-week or one month LIBOR. The bridge facility was renewed in June 2003 and will expire on September 24, 2003.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
              (continued)

Liquidity and Capital Resources (continued)

        As of August 12, 2003, we had $134.0 million outstanding under the senior secured credit facility and no outstanding borrowings under the bridge facility. We are currently in negotiations with our bank group to amend or replace our senior secured credit facility during 2003 so that borrowings under the facility, in conjunction with existing cash balances and anticipated cash flow from operations would provide sufficient resources to meet our debt and lease payment obligations, operating needs and budgeted capital expenditure requirements at our hotel-casino properties for at least the next twelve months. There are no assurances that we will be able to amend or replace our credit facility, in which case we will have to limit our future capital expenditures.

Capital Expenditures

        In January 2001, we commenced an expansion of The Orleans. The expansion project included a special-events arena, a 586-room hotel tower, a 2,600-car parking garage, six additional movie theaters, two restaurants, an Irish pub and approximately 40,000 square feet of new gaming area and public space. Through June 30, 2003, we had completed substantially all of the construction and had spent $164.5 million.

        In the fourth quarter of 2000, we commenced an expansion and remodel of the Gold Coast. The project included a new, expanded buffet restaurant, a sports bar, an Asian-themed restaurant, an Italian restaurant, 10,000 square feet of additional meeting space, an additional approximately 20,000 square feet of slot and table games area, a new bingo room, an expanded porte-cochere and a parking garage. At June 30, 2003, we had completed the expansion and remodel project and had spent $72.9 million.

        In the fourth quarter of 2001 and the first quarter of 2002, we purchased land totaling approximately 60 acres for possible future development. The land is located in a gaming enterprise district on Las Vegas Boulevard South, adjacent to Interstate 15 and approximately six miles south of Tropicana Avenue. Subject to market conditions, availability of financing and receipt of required governmental approvals, we intend to develop a hotel-casino, the “South Coast”, on the site. We are currently developing plans for the project and anticipate beginning construction of the hotel-casino in the first half of 2004 and opening in the second half of 2005. There are no assurances that we will actually develop the project in the anticipated time frame or at all.

        In July 2003, the Board of Directors approved the development and construction of additional hotel rooms at The Orleans. Preliminary plans are for 461 rooms with an estimated project cost of $36.0 million. Subject to the completion of plans and obtaining necessary permits, we anticipate starting construction of the rooms in the second quarter of 2004. There are no assurances that we will actually develop the project in the anticipated time frame or at all.

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

        In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At June 30, 2003, we do not have any outstanding guarantees and accordingly the adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs created after January 31, 2003. We have reviewed our major relationships and our overall economic interests with other companies consisting of related parties and other suppliers to determine the extent of our variable economic interest in these parties. The adoption of FIN 46 did not have a material impact on our financial position, results of operations or cash flows.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
              (continued)

Certain Forward-Looking Statements

        This Form 10-Q includes “forward-looking statements” within the meaning of the securities laws. All statements regarding our expected financial position, business strategies and financing plans under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and elsewhere in this Form 10-Q are forward-looking statements. In addition, in those and other portions of this Form 10-Q, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to Coast Hotels or its management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, and have based these expectations on our beliefs as well as assumptions we have made, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from such expectations are disclosed in this Form 10-Q, including, without limitation, the following factors:

o	increased competition, both in Nevada and other states, including increased competition from California Native American gaming;

o	dependence on the Las Vegas area and Southern California for a majority of our customers;

o	substantial leverage and uncertainty that we will be able to service our debt;

o	uncertainties associated with construction projects, including the related disruption of operations and the availability of financing, if necessary;

o	changes in laws or regulations, third party relations and approvals, decisions of courts, regulators and governmental bodies;

o	uncertainties related to the economy;

o	uncertainties related to the effects of possible future terrorist activities; and

o	uncertainties related to the effects of international hostilities affecting the US.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our revolving bank credit facility. Assuming that the amount of our variable rate debt remained constant at $154.0 million during the next twelve months, a hypothetical 1% increase in our variable interest rate would increase our annual interest expense by $1.5 million. As of June 30, 2003, we did not have any investments in derivative- or foreign currency-based financial instruments.

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the twelve-month period ended June 30,:

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value (1)

	(dollars in thousands)
LIABILITIES
Short-term debt
Fixed rate	$177	$--	$--	$--	$--	$--	$177	$177
Average interest rate(2)	9.50%	--	--	--	--	--	9.50%	--
Variable rate	$40,480	$--	$--	$--	$--	$--	$40,480	$40,480
Average interest rate(2)	3.41%	--	--	--	--	--	3.41%	--
Long-term debt
Fixed rate	$--	$3	$3	$3	$3	$325,025	$325,037	$347,787
Average interest rate(2)	--	9.50%	9.50%	9.50%	9.50%	9.50%	9.50%	--
Variable rate	$--	$97,440	$1,440	$1,440	$1,440	$11,760	$113,520	$113,520
Average interest rate(2)	--	3.41%	3.41%	3.41%	3.41%	3.41%	3.41%	--

(1)	The fair values are based on the borrowing rate currently available for debt instruments with similar terms and maturities, and market quotes of our publicly traded debt.

(2)	Based upon contractual interest rates for fixed indebtedness or the LIBOR rate plus a premium of 2.25% at June 30, 2003 for variable rate indebtedness.

Item 4. Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives.

        As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the foregoing, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation, and no significant deficiencies or material weaknesses in such internal controls requiring corrective actions were identified. Additionally, there have been no changes to our internal control over financial reporting that would materially affect or would be reasonably likely to affect our internal control over financial accounting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        Not applicable.

Item 2. Changes in Securities.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits.

        The following are filed as exhibits to this Quarterly Report on Form 10-Q:

10.32	Second Amendment to Ground Lease Agreement with 21 Stars, Ltd. dated as of May 26, 2003.

10.33	Amendment No. 5 to the Amended and Restated Loan Agreement with Bank of America, N.A. dated as of June 26, 2003.

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2003	COAST CASINOS, INC., a Nevada corporation
	By:	/s/ Gage Parrish
Gage Parrish Vice President and Chief Financial Officer

23