Form 10-K
period 2003-12-31
COAST CASINOS INC
filed 2004-03-09
CIK 1001865

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File #0-26922

COAST CASINOS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	88-0345704
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4500 West Tropicana Road, Las Vegas, Nevada 89103

(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (702) 365-7000

Securities Registered Pursuant To Section 12(b) of The Act: None

Securities Registered Pursuant To Section 12(g) of The Act: Common Stock, $ .01 Par Value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is an Accelerated Filer (as defined in Exchange Act Rule 12b-2) Yes  ☐    No  [X]

The number of shares of the Registrant’s Common Stock outstanding as of March 9, 2004 was 1,461,177.94. The aggregate market value of the Common Stock held by non-affiliates of the Registrant was $38,396,635.00 as of June 30, 2003. There is no public trading market for the Registrant’s Common Stock. The aggregate market value of the Common Stock held by non-affiliates as of June 30, 2003 is based on a sale price of $100 per share, which is the last sale price known to the Registrant to have occurred on or prior to June 30, 2003.

Portions of the Registrant’s definitive proxy statement to be used in connection with the Registrant’s 2004 Annual Meeting of Stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 no later than April 29, 2004, are incorporated by reference into Part III of this Form 10-K.

COAST CASINOS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2003

PART I

Item 1.	Business

The Company

Coast Casinos, Inc. (the “Company” or “Coast Casinos”) is a Nevada corporation. Coast Casinos changed its name from Coast Resorts, Inc. on July 2, 2002. Through our wholly owned subsidiary, Coast Hotels and Casinos, Inc. (“Coast Hotels”), we own and operate four Las Vegas hotel-casinos:

•	The Orleans Hotel and Casino, which opened in December 1996, is located approximately one and one-half miles west of the Las Vegas Strip on Tropicana Avenue.

•	The Gold Coast Hotel and Casino, which opened in December 1986, is located approximately one mile west of the Las Vegas Strip on Flamingo Road.

•	The Suncoast Hotel and Casino, which opened in September 2000, is located near Summerlin in the west end of the Las Vegas valley, approximately nine miles from the Las Vegas Strip.

•	The Barbary Coast Hotel and Casino, which opened in March 1979, is located on the Las Vegas Strip.

The following chart provides certain information about our properties as of December 31, 2003:

Property	Hotel Rooms	Casino Square Footage	Slots and Video Poker	Gaming Tables
The Orleans	1,426	135,000	2,976	64
Gold Coast	711	87,000	2,047	52
Suncoast	419	82,000	2,359	60
Barbary Coast	197	30,000	601	36

Our principal executive office is located at 4500 West Tropicana Avenue, Las Vegas, Nevada 89103. The telephone number is (702) 365-7000.

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at www.sec.gov. In addition, a link to the Company’s SEC filings is provided on the Company’s website, www.coastcasinos.com.

Item 1.	Business (continued)

Merger Agreement

On February 6, 2004, Coast Casinos entered into a definitive merger agreement with Boyd Gaming Corporation (“Boyd”). Under the agreement, Coast Casinos will merge into a subsidiary of Boyd and become a wholly owned subsidiary of Boyd. Coast will be positioned in Boyd as a separate operating unit managed by the current Coast management. In the merger, each issued and outstanding share of Coast Casinos common stock held by each Coast Casinos stockholder (other than Michael J. Gaughan, the Chairman and Chief Executive Officer of Coast Casinos, Jerry Herbst, a director and the Treasurer of Coast Casinos, and Franklin Toti, a director and the Vice President of Casino Operations of Coast Casinos) will be converted into the right to receive $550 in cash, unless an election is made by such Coast Casinos stockholder to receive 32.8025 shares of Boyd Gaming common stock for such share of Coast Casinos common stock. The maximum aggregate number of shares of Boyd Gaming common stock issuable in the merger to Coast Casinos stockholders, other than Messrs. Gaughan and Toti, will be 1,009,194 shares, unless an adjustment is required in order to qualify the merger as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. The amount of stock consideration and cash consideration that each Coast Casinos stockholder, other than Messrs. Gaughan and Toti, will be entitled to receive at the effective time of the merger will have an aggregate value of at least $550 per share of Coast Casinos common stock exchanged in the merger. Because the aggregate number of shares of Boyd Gaming common stock that may be issued in the merger is limited to 1,009,194 shares, it is possible that a substantial portion of the merger consideration received by each such Coast Casinos stockholder will be in the form of cash consideration, regardless of the election made by such stockholder.

At the effective time of the merger, each issued and outstanding share of Coast Casinos common stock held by Messrs. Gaughan and Toti will be converted into the right to receive 32.8025 shares of Boyd Gaming common stock. In addition, each issued and outstanding share of Coast Casinos common stock held by Mr. Herbst will be converted into the right to receive $550 in cash. The merger is subject to receipt of approvals of the stockholders of both Coast Casinos and Boyd, gaming and other government and regulatory approvals and other customary closing conditions. Stockholders of the Company, representing approximately 56% of the voting power of Coast Casinos shares, have agreed for a period of two years to vote their shares in favor of the Boyd merger and against any other combination. Should, however, the merger agreement be terminated as a result of certain matters set forth therein and, within 30 months after the date of the merger agreement, Coast Casinos enters into a takeover transaction with another entity, a $30.0 million termination fee will be payable to Boyd Gaming on the date of consummation of such takeover transaction. The merger is expected to be completed immediately upon receipt of necessary third party approvals. However, no assurance can be given that all conditions to the consummation of the merger will be satisfied or that the merger will be consummated.

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

•	Convenient, Strategic Locations. The Orleans and the Gold Coast are easily accessible and offer ample parking, providing our customers with convenient alternatives to the congestion on the Strip. The Suncoast is conveniently located adjacent to the fast-growing Summerlin master-planned community in suburban west Las Vegas. The Barbary Coast is located on the corner of the Strip and Flamingo Road.

•	Friendly Atmosphere. A key element of our strategy is to provide patrons with friendly, personal service that is designed to foster customer loyalty and generate repeat business. Locals appreciate a friendly, casual gaming environment where employees make them feel at home.

•	Value. We offer value to our gaming patrons by providing slot and video poker machines with better odds than those traditionally found at Strip casinos and by providing slot clubs that reward frequent play. We also offer value in our many restaurants and bars, where patrons are served their favorite beverages and generous portions of quality food at attractive prices. For visitors to Las Vegas, we offer quality guest rooms at rates generally lower than Las Vegas Strip room rates.

•	Entertainment, Movie Theaters and Amenities. We believe we compete effectively with other locals-oriented casinos by offering amenities and entertainment that our customers demand and that accentuate the perception of value for our customers. Our properties offer a number of amenities that generate significant foot traffic through our casinos, including a special events arena, movie theaters, bowling centers, quality restaurants and a variety of musical entertainment.

Casino Properties

The Orleans. The Orleans is strategically located on Tropicana Avenue, a short distance from the Las Vegas Strip and McCarran International Airport. The Orleans provides an upscale, off-Strip experience in an exciting New Orleans French Quarter-themed environment.

The Orleans features an approximately 135,000 square foot casino, including approximately 2,976 slot machines, 64 table games, a keno lounge, a poker parlor and race and sports books. The Orleans has 1,426 hotel rooms, a spa and fitness center, 18 “stadium seating” first-run movie theaters, a 70-lane bowling center, approximately 40,000 square feet of banquet and meeting facilities, including an approximately 17,000 square foot grand ballroom, seven full-service restaurants and a multi-station buffet, specialty themed bars, a swimming pool, a barber shop, a beauty salon, a child care facility, a video arcade and approximately 8,000 parking spaces. The Orleans also includes an 850-seat showroom that features headliner entertainment and other special events, allowing us to attract more tourists who would otherwise gamble at Strip casinos. A special events arena that seats up to 9,500 patrons, the Orleans Arena, opened in May 2003. During 2003, the Orleans Arena hosted a variety of events including concerts, equestrian events, a circus, boxing, ice hockey and other sporting events.

Item 1.	Business (continued)

Casino Properties (continued)

In the fourth quarter of 2003, we commenced construction of a new hotel tower at The Orleans. The project includes 461 hotel rooms and a remodeled and expanded swimming pool area. The project has a budget of $40.0 million and is expected to be completed in the fourth quarter of 2004.

Gold Coast. The Gold Coast is located on West Flamingo Road approximately one mile west of the Las Vegas Strip and one-quarter mile west of Interstate 15, the major highway linking Las Vegas and Southern California. Its strategic location offers easy access from all four directions in the Las Vegas valley.

The Gold Coast features an approximately 87,000 square foot casino, including approximately 2,047 slot machines, 52 table games, a keno lounge, a 160-seat race and sports book and a 700-seat bingo parlor. Our eleven-story tower includes 711 hotel rooms and suites, a swimming pool and fitness center. The Gold Coast also features four full-service restaurants, a multi-station buffet restaurant, a fast-food restaurant, a snack bar and an ice cream parlor. Entertainment amenities include a 70-lane bowling center, approximately 28,000 square feet of banquet and meeting facilities, four bars, an entertainment lounge and a showroom/dance hall with live musical entertainment. Other amenities include a gift shop, a liquor store, a beauty salon, a barber shop, a childcare facility and approximately 3,000 parking spaces.

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

The Suncoast is a Mediterranean-themed facility featuring approximately 82,000 square feet of casino space, including approximately 2,359 slot machines, 60 table games, a 150-seat race and sports book and a 600-seat bingo parlor. The Suncoast has 419 spacious hotel rooms and suites, approximately 25,000 square feet of banquet and meeting facilities, 16 “stadium seating” movie theaters, four full-service restaurants, a multi-station buffet restaurant, a 64-lane bowling center, a swimming pool and approximately 6,000 parking spaces.

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

The Barbary Coast features an approximately 30,000 square foot casino, including approximately 601 slot machines, 36 table games, a race and sports book and other amenities. Our eight-story tower includes 197 spacious rooms and suites. The Barbary Coast is furnished and decorated in an elegant turn-of-the-century Victorian theme and includes three bars and three restaurants: Michael’s gourmet restaurant, Drai’s on the Strip (leased to and operated by a third party) and the Victorian Room.

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

Potential Future Developments

From time to time in our ordinary course of business we review proposals for new developments, joint ventures and other strategic transactions, both in Nevada and in other jurisdictions. We own approximately 60 acres of land located in a gaming enterprise district on Las Vegas Boulevard South, adjacent to Interstate 15 and approximately 6 miles south of Tropicana Avenue. Subject to market conditions, availability of financing and receipt of required governmental approvals, we intend to develop a hotel-casino, the “South Coast,” on the site. We are currently developing plans for the project and anticipate beginning construction in the second quarter of 2004 and opening in the second half of 2005. There is no guarantee that we will actually develop the project in the anticipated time frame or at all. In August 2002, Omaha Partners, LLC was formed by Coast Hotels and certain partners to pursue a possible gaming license in Omaha, Nebraska should gaming be approved in that state. Coast Hotels has an 80% interest in Omaha Partners. In November 2003, Coast Hotels acquired a 75% interest in Orange County Development, LLC to pursue a possible gaming license in Indiana. We cannot assure you that licenses will be obtained or projects developed in Nebraska, Indiana or any other jurisdictions where we investigate opportunities.

Employees

At December 31, 2003, we had 7,742 employees. We have not experienced any significant work stoppages and believe our labor relations are good. 314 employees at the Barbary Coast are covered by a collective bargaining agreement; none of our other employees are covered by a collective bargaining agreement.

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

Item 1.	Business (continued)

Nevada Regulation and Licensing (continued)

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

Item 1.	Business (continued)

Nevada Regulation and Licensing (continued)

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

Item 1.	Business (continued)

Nevada Regulation and Licensing (continued)

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

Item 1.	Business (continued)

Nevada Regulation and Licensing (continued)

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

Certain Forward-Looking Statements

This Form 10-K includes “forward-looking statements” within the meaning of the securities laws. All statements regarding our expected financial position, business strategies and financing plans under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and elsewhere in this Form 10-K are forward-looking statements. In addition, in those and other portions of this Form 10-K, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to Coast Casinos or its management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, and have based these expectations on our beliefs as well as assumptions we have made, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from such expectations are disclosed in this Form 10-K, including, without limitation, the following factors:

•	increased competition, both in Nevada and other states, including increased competition from California native American gaming;

•	dependence on the Las Vegas area and Southern California for a majority of our customers;

Item 1.	Business (continued)

Certain Forward-Looking Statements (continued)

•	substantial leverage and uncertainty that we will be able to service our debt;

•	uncertainties associated with construction projects, including the related disruption of operations and the availability of financing, if necessary;

•	changes in laws or regulations, third party relations and approvals, decisions of courts, regulators and governmental bodies;

•	uncertainties related to the economy;

•	uncertainties related to the consummation of the merger with Boyd; and

•	uncertainties related to the effects of possible future terrorist activities.

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

Item 2.	Properties (continued)

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

The Barbary Coast occupies approximately 1.8 acres at the intersection of Flamingo Road and the Strip that we lease pursuant to a lease dated May 1, 1993. We exercised the first of two 30-year renewal options on May 1, 2003, providing for rental payments of $190,000 per year during the first 10 years. Rental payments increase every 10 years to a maximum of $240,000 per year in the twenty-first year of the final 30-year renewal option period. We own approximately 2.5 additional acres of real property located adjacent to the Barbary Coast that we use for valet parking and as a parking lot for our employees. We purchased the land (which we previously leased) for $18.1 million on January 17, 2003.

We own land totaling approximately 60 acres for possible future development. The land is located in a gaming enterprise district on Las Vegas Boulevard South, adjacent to Interstate 15 and approximately 6 miles south of Tropicana Avenue. Subject to market conditions, availability of financing and receipt of required governmental approvals, we intend to develop a hotel-casino, the “South Coast,” on the site. We are currently developing plans for the project and anticipate beginning construction in the second quarter of 2004 and opening in the second half of 2005. There is no guarantee that we will actually develop the project in the anticipated time frame or at all.

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

No matters were submitted to our stockholders during the quarter ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

No equity securities of Coast Casinos are being, or have been, publicly offered by us, and there is no public trading market for our common stock. As of March 5, 2004, Coast Casinos had 93 shareholders.

Coast Casinos was formed in September 1995. As a holding company, we are reliant upon the operations of Coast Hotels for cash flow. The indenture under which our 9.5% senior subordinated notes were issued and our senior secured credit facility (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7) restrict the ability of Coast Hotels to pay dividends or make other distributions to us. (See note 6 of “Notes to Consolidated Financial Statements.”) On August 15, 2003, we paid a dividend of $5,114,000 ($3.50 per share of common stock) to stockholders of record at the close of business on August 1, 2003. On February 5, 2004, we paid another dividend of $5,114,000 ($3.50 per share of common stock) to stockholders of record at the close of business on January 26, 2004. On August 1, 2003 and January 26, 2004 there were 1,461,178 shares outstanding.

Item 6.	Selected Financial Data

The following Selected Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The balance sheet and statements of operations data as of and for each of the five years in the period ended December 31, 2003 are derived from our audited consolidated financial statements (see footnote 4 to this table). Our consolidated financial statements as of December 31, 2002 and 2003 and for each of the three years in the period ended December 31, 2003 are included in this report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(dollars in thousands)
STATEMENTS OF OPERATIONS DATA:
Net revenues	$358,324	$408,925	$517,984	$545,120	$592,498
Departmental operating expenses(1)	216,082	237,796	295,036	312,670	321,365
General and administrative expenses	60,480	69,443	91,558	104,228	108,952
Land leases	3,770	3,396	5,060	5,370	5,365
Deferred rent	2,918	2,538	3,538	3,228	3,118
Depreciation and amortization	21,613	25,375	36,549	41,575	48,962
Pre-opening expenses(2)	235	6,161	—	—	—

Operating income	53,226	64,216	86,243	78,049	104,736
Interest expense, net(3)	(21,441)	(22,973)	(29,182)	(30,165)	(36,289)
Loss on early retirement of debt(4)	(41,550)	—	—	—	(419)
Other income (expense)	(192)	(60)	(1,815)	425	(678)

Income (loss) before income taxes	(9,957)	41,183	55,246	48,309	67,350
Provision (benefit) for income taxes	(4,172)	14,405	18,815	16,595	23,032

Net income (loss)	$(5,785)	$26,778	$36,431	$31,714	$44,318

Basic net income (loss) per share of common stock	$(3.91)	$18.20	$24.91	$21.70	$30.33

Diluted net income (loss) per share of common stock	$(3.91)	$17.92	$24.32	$21.38	$29.78

Dividends declared per share	$—	$—	$—	$—	$3.50

Basic weighted average common shares outstanding	1,478,978	1,471,208	1,462,366	1,461,178	1,461,178

Diluted weighted average common shares outstanding	1,478,978	1,494,066	1,497,781	1,483,392	1,487,937

See Footnotes to Selected Financial Data.

Item 6.	Selected Financial Data (continued)

	As of December 31,
	1999	2000	2001	2002	2003
	(dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$38,629	$43,560	$43,350	$37,523	$49,517
Total assets	$406,119	$567,199	$657,412	$786,389	$839,935
Total debt	$237,239	$355,767	$369,524	$465,786	$472,919
Stockholders’ equity	$95,103	$120,301	$156,517	$188,231	$227,435

See Footnotes to Selected Financial Data.

Footnotes to Selected Financial Data

(1)	Includes casino, food and beverage, hotel and other expenses.
(2)	Relates to the Suncoast, which opened September 2000.
(3)	Includes interest income of (dollars in thousands) $450 (1999), $470 (2000), $405 (2001), $58 (2002) and $36 (2003) and capitalized interest of $612 (1999), $4,511 (2000), $1,048 (2001), $2,950 (2002) and $1,250 (2003).
(4)	In connection with the repurchase of certain debt during 1999, we incurred repurchase premiums of $31.0 million. The repurchase premiums and the write-offs of unamortized debt issuance costs and original issue discount resulted in an extraordinary loss of $41.6 million in 1999. In April 2002, the Financial Accounting Standards Board issued Statement No. 145 (“SFAS 145”) “Rescission of FASB Statements Nos. 4, 44 and 64 and Amendment of FASB Statement No. 13.” SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. Due to the adoption of SFAS 145, we will not present losses on early retirements of debt as an extraordinary item. Accordingly, the 1999 extraordinary loss has been reclassified to conform to this new presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements:

•	We recognize revenue as net wins and losses occur in our casinos, upon the occupancy of our hotel rooms, upon the delivery of food, beverage and other services, and upon performance for entertainment revenue. Wagers received on all sporting events are recorded as a liability until the final outcome of the event when the payoffs, if any, can be determined. In accordance with Emerging Issues Task Force Issue 00-22, cash discounts and certain other cash incentives related to gaming play are recorded as a reduction to gross casino revenues.

•	We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We maintain accruals for health and workers compensation self-insurance and slot club point redemption, which are classified as accrued liabilities in the balance sheets. We determine the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that the accruals are overstated or understated, we will adjust the assumptions utilized in the methodologies and reduce or provide for additional accruals as appropriate.

•	We are subject to various claims and legal actions in the ordinary course of business. Some of these matters include personal injuries to customers and damage to customers’ personal assets. We estimate guest claims and accrue for such liability based on historical experience in accrued liabilities in the balance sheets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies and Estimates (continued)

•	At December 31, 2003, we had net property and equipment of $743.3 million, representing approximately 89% of our total assets. We depreciate the property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, property developments, new competition and new regulations, could result in a change in the manner in which we are using certain assets, requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, if events and circumstances warrant such an assessment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

•	We have entered into lease agreements where the rental payments increase on an annual basis. We recognize the related rent expense on the straight-line method over the term of the agreements. Deferred rent is recorded to reflect the excess of rent expense over cash payments since the inception of the leases.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding the results of our operations:

	Year Ended December 31,
	2001	2002	2003
	(dollars in thousands)
Net operating revenues	$517,984	$545,120	$592,498
Operating expenses	431,741	467,071	487,762

Operating income	$86,243	$78,049	$104,736

Net income	$36,431	$31,714	$44,318

Cash provided by operating activities	$88,902	$97,085	$103,609

Cash used in investing activities	$(101,725)	$(197,953)	$(90,286)

Cash provided by (used in) financing activities	$12,613	$95,041	$(1,329)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Fiscal 2003 Compared to 2002

In the year ended December 31, 2003, revenues, operating income and net income all improved over 2002 primarily due to improvements at The Orleans where customer visitation increased as a result of the 586 new hotel rooms, additional casino space and other amenities added in the August 2002 expansion. The elimination of construction disruption at The Orleans also improved access for customers, contributing to the improved operating results.

Net revenues were $592.5 million in 2003 compared to $545.1 million in 2002, an increase of 8.7% primarily due to a 14.5% increase at The Orleans for the reasons described above. Net revenues at the Suncoast, Gold Coast and Barbary Coast improved in 2003, primarily due to increased casino and hotel revenues.

Operating income was $104.7 million in 2003 compared to $78.0 million in 2002, an increase of 34.2% due to the increases in revenues at all four of our properties. Operating income increased by 54.8%, 19.5%, 31.4% and 38.2% at The Orleans, the Suncoast, the Gold Coast and the Barbary Coast, respectively.

Casino. Casino revenues were $431.2 million in 2003 compared to $406.2 million in 2002, an increase of 6.2%. At The Orleans, casino revenues increased 11.1% due to increased wagering activity at the gaming tables, slot machines and the sports book. Gaming revenues at the Suncoast and the Gold Coast also increased in 2003, primarily due to increased wagering activity at their slot machines. Barbary Coast casino revenues also improved due, primarily, to an increase in table games wagering volume.

The casino operating margin improved to 59.4% in 2003 compared to 55.2% in 2002, primarily due to the improved revenues as well as a reduction in casino advertising and promotional expenses at each of our four hotel-casinos.

Food and Beverage. Food and beverage revenues were $115.3 million in 2003 compared to $112.8 million in 2002, an increase of 2.2% primarily as a result of a 5.5% increase at The Orleans due to increased tourist activity related to the new hotel rooms opened in August 2002. Food and beverage revenues also increased at the Gold Coast and Barbary Coast, but were off slightly at the Suncoast.

Food and beverage expenses increased by 2.2% in 2003, in line with the increase in revenues described above.

Hotel. Hotel revenues were $52.6 million in 2003 compared to $41.8 million in 2002, an increase of 25.8% primarily due to an increase of 45% at The Orleans related to the new hotel rooms opened in August 2002. Total occupied rooms at The Orleans increased by 36.1% in 2003 and the average daily room rate increased by $3.00. Hotel revenues also increased at the Suncoast and the Gold Coast as the average room occupancy percentage and the average daily rate increased at both properties compared to 2002. Barbary Coast room revenues remained relatively flat compared to 2002.

Hotel expenses were $20.9 million in 2003 compared to $17.3 million in 2002, an increase of 20.8%, in line with the overall increase in room occupancy.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fiscal 2003 Compared to 2002(continued)

Other. Other revenues are derived primarily from bowling, retail, entertainment and leased facilities. In the year ended December 31, 2003, other revenues were $46.5 million compared to $39.7 million in 2002, an increase of $6.8 million (17.1%). Other revenues at The Orleans increased by 37.4%, primarily due to the Orleans Arena, which opened in May 2003. Other revenues at the Suncoast and Gold Coast increased slightly in 2003, but other revenues at the Barbary Coast decreased due to the cancellation in 2003 of a sales booth space rental agreement with a time-share company. Expenses related to the other revenues increased by $10.4 million in 2003, primarily due to costs associated with the Orleans Arena.

General and Administrative. General and administrative expenses were $109.0 million in 2003 compared to $104.2 million in 2002, an increase of 4.6% primarily due to the recent expansion at The Orleans. Security, engineering and internal maintenance payroll costs increased due to the expansion, as did utilities, property taxes and insurance costs.

Depreciation and Amortization. Depreciation and amortization expense was $49.0 million in 2003 compared to $41.6 million in 2002, an increase of 17.8% due to the depreciation of expansion and remodeling projects at The Orleans and the Gold Coast.

Other Income (Expenses). Interest expense was $37.6 million in 2003 compared to $33.2 million in 2002, an increase of 13.3%, primarily due to higher aggregate indebtedness related to financing of various expansion projects completed in 2002 and the first half of 2003 at the Gold Coast and The Orleans. Interest expense in 2002 was offset by approximately $1.7 million of interest earned on an interest rate swap agreement that was entered into in April 2002 and terminated in July 2002. Capitalized interest was $1.3 million in 2003 compared to $3.0 million in 2002 primarily due to the completion of the expansion projects at The Orleans, including the new room tower opened in August 2002 and the arena that opened in May 2003. Other expense was $678,000 consisting of losses on the disposal or abandonment of fixed assets. In 2002, other income was $425,000, including a loss on the disposal or abandonment of fixed assets of $2.3 million offset by a gain of $2.7 million on the interest rate swap agreement that was terminated in July 2002.

Fiscal 2002 Compared to 2001

In the year ended December 31, 2002, revenues increased but net income decreased as we faced many challenges including a weakened economy, construction disruption, increased competition and a continued slowdown in tourist visitation to Las Vegas as a result of the events of September 11, 2001. Most of the increase in revenues was from the continued growth at the Suncoast, but revenues also increased slightly at the Gold Coast and Barbary Coast. Revenues were lower at The Orleans for the year, but increased by 10.8% in the fourth quarter as we began to see the positive effects of the 586 new rooms opened in August 2002 and a decrease in construction disruption as the two-year expansion project neared completion.

Operating income for the year ended December 31, 2002 was lower by $8.2 million, primarily due to an increase in general and administrative expenses and depreciation. Net income was $31.7 million in 2002 compared to $36.4 million in 2001, a decrease of 12.9%.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Hotel. Gross hotel room revenues were $41.8 million in 2002 compared to $38.4 million in 2001, an increase of 8.9%, primarily due to increases at the Suncoast and The Orleans because of an increased number of rooms at those properties. The Suncoast added 216 rooms in August 2001 and The Orleans added 586 new rooms in August 2002. Despite a lower occupancy percentage at those two properties, the total number of occupied rooms increased in the year, contributing to the increase in revenues. 2002 average room rates were lower by approximately 4.4% than in 2001 due to pressures from reduced rates at the larger “Strip” hotels as they attempted to increase tourist traffic that had diminished because of September 11, 2001 events and a weakened economy. Slightly lower room rates and occupancy rates contributed to lower hotel revenues at the Gold Coast and Barbary Coast in 2002.

Hotel expenses were $17.3 million in 2002 compared to $15.1 million in 2001, an increase of 14.6%. Gold Coast and Barbary Coast expenses were relatively flat compared to the prior year, but expenses at The Orleans and the Suncoast increased 24.9% and 34.5%, respectively, due to the increased number of rooms at those properties.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fiscal 2002 Compared to 2001 (continued)

Other. Other revenues are derived primarily from bowling, retail, entertainment and leased facilities. In the year ended December 31, 2002, other revenues were $39.7 million compared to $36.7 million in 2001. The increase of 8.2% was due primarily to a 21.8% increase at the Suncoast, where retail sales and showroom revenue were up 30.5% and 78.5%, respectively, because of increased customer volume. Gold Coast other revenues also increased by 5.9% due to the relocation of retail facilities to a high-traffic area near the hotel front desk. Other revenues at The Orleans were relatively flat compared to the prior year, but Barbary Coast other revenues were 17.3% higher due to a one year lease of space to a third party.

Other expenses were $29.4 million in 2002 compared to $27.9 million in 2001, an increase of 5.4%, in line with the increase in other revenues. Other expenses at the Barbary Coast and The Orleans were relatively flat compared to the prior year, but Gold Coast other expenses increased by 7.7% and Suncoast other expenses increased by 15.4%.

General and Administrative. General and administrative expenses were $104.2 million in 2002 compared to $91.6 million in 2001, an increase of 13.8%, primarily due to increases in payroll and related costs, utilities expenses, property taxes and insurance costs.

Payroll and related costs increased by $5.3 million (10.3%), affected by increased staffing levels at The Orleans and the Gold Coast due to the recent expansions at those properties, as well as third quarter 2002 pay raises and higher health insurance costs. Utilities expenses were $15.2 million in 2002 compared to $13.6 million in 2001, an increase of 11.8% primarily due to recently completed expansions at The Orleans and the Gold Coast and higher utility rates. Property taxes were $5.7 million in 2002 compared to $4.7 million in 2001, an increase of 21.3% primarily because of the expansions. General insurance costs were $2.4 million in 2002 compared to $1.3 million in 2001, an increase of 84.6% because of increased premiums after the terrorist activities of September 11, 2001.

Depreciation and Amortization. Depreciation and amortization expense was $41.6 million in 2002 compared to $36.5 million in 2001, an increase of 14.0% due to the depreciation of remodeling expenditures and equipment purchases at the Gold Coast and The Orleans. Depreciation increased by 6.9% at the Suncoast due to the opening of new hotel rooms in August 2001 and the addition of slot machines during 2002.

Other Income (Expenses). Interest expense was $33.2 million in 2002 compared to $30.6 million in 2001, an increase of 8.5%, primarily due to higher aggregate indebtedness related to financing of various expansion projects at the Gold Coast and The Orleans. Interest expense was offset by approximately $1.7 million of interest earned on an interest rate swap agreement that was entered into in April 2002 and terminated in July 2002. Capitalized interest was $3.0 million in 2002 compared to $1.0 million in 2001 due to the advanced stages of completion of the expansion projects at The Orleans, including the new room tower opened in August and the arena that opened in May 2003. Other income was $425,000 in 2002, including a loss on the disposal or abandonment of fixed assets of $2.3 million offset by a gain of $2.7 million on the interest rate swap agreement that was terminated in July 2002. Other expense of $1.8 million in 2001 was due to losses on disposals of equipment.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Aggregate Indebtedness and Fixed Payment Obligations

Our total long-term indebtedness (including current maturities) and fixed payment obligations on the land leases are summarized by year below:

	2004	2005	2006	2007	2008	Thereafter	Total
	(dollars in thousands)
Long-Term Indebtedness
Senior subordinated notes	$—	$—	$—	$—	$—	$325,000	$325,000
$225.0 million revolving credit facility	—	—	—	—	51,000	—	51,000
$75.0 million term loan	—	6,250	20,208	14,268	34,274	—	75,000
Secured aircraft loan	1,200	1,440	1,440	1,440	1,440	11,040	18,000
Other	176	3	3	3	4	24	213
Fixed Payment Obligations for Land Leases
Barbary Coast – land lease	190	190	190	190	190	4,923	5,873
The Orleans – land lease	2,700	2,700	2,950	3,000	3,000	189,811	204,161
Suncoast – land lease	2,540	2,600	2,660	2,720	2,780	198,340	211,640

Total Indebtedness and Fixed Payment Obligations	$6,806	$13,183	$27,451	$21,621	$92,688	$729,138	$890,887

We have fixed payment obligations on our leases and indebtedness due during 2004 of $5.4 million and $1.4 million, respectively. The total remaining fixed payment obligations under leases and indebtedness for years after 2004 are $416.2 million and $467.8 million, respectively. The fixed payment obligations represent payments due under operating lease agreements primarily for land on which three of our hotel-casinos are located.

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

The Barbary Coast occupies approximately 1.8 acres at the intersection of Flamingo Road and the Strip that we lease pursuant to a lease dated May 1, 1993. We exercised the first of two 30-year renewal options on May 1, 2003, providing for rental payments of $190,000 per year during the first 10 years. Rental payments increase every 10 years to a maximum of $240,000 per year in twenty-first year of the final 30-year renewal option period. See also Item 2 “Properties” for a discussion of our properties.

Liquidity and Capital Resources

Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. For 2004, we expect to fund operations, capital expenditures and our fixed payment obligations from cash provided by operating activities and availability under our credit facility. Cash provided by operating activities was $103.6 million in the year ended December 31, 2003, compared to $97.1 million in 2002 and $88.9 million in 2001.

Cash used in investing activities in each of the years ended December 31, 2002 and 2003 was primarily for capital expenditures. During 2003, cash used for capital expenditures was $91.0 million, including $12.6 million for construction accounts payable at December 31, 2002 related to expansion and remodeling projects at the Gold Coast and The Orleans, $27.2 million for the completion of the Orleans Arena, the Gold Coast expansion and luxury suites at the Suncoast, $18.1 million for the purchase of land at the Barbary Coast, $4.2 million for design work on the proposed Southcoast project, $1.2 million for capitalized interest and approximately $27.7 million for maintenance capital expenditures. Cash used in investing activities in 2002 was $198.0 million, primarily for capital expenditures, including $27.4 million for maintenance capital expenditures, $15.8 million for the purchase of an aircraft and approximately $156.3 million for expansion and remodeling projects at The Orleans and the Gold Coast. Cash used in investing activities in 2001 was $101.7 million, primarily for capital expenditures, including $24.9 million for maintenance capital expenditures, $11.9 million for the purchase of land held for future development, $15.5 million for additional hotel rooms at the Suncoast and approximately $55.2 million for expansion, remodeling and various other projects at The Orleans and the Gold Coast.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Cash used in financing activities was $1.3 million in 2003. Net proceeds of $195.9 million from the issuance of long-term debt and borrowings under revolving credit and term loan facilities were offset by repayments of borrowings under our prior credit facilities. In 2002, cash provided by financing activities was $95.0 million, primarily from the issuance in March 2002 of $100.0 million principal amount of senior subordinated notes. The net proceeds of $103.2 million were used to repay borrowings under our line of credit. In 2001, cash provided by financing activities was $12.6 million. Proceeds from the issuance in February 2001 of $50.0 million principal amount of senior subordinated notes and from borrowings under our senior secured credit facility were partially offset by reductions of amounts outstanding under the credit facility with cash flows from operations and approximately $49.1 million of net proceeds from the senior subordinated notes issuance.

In March 1999, Coast Hotels issued $175.0 million principal amount of 9.5% senior subordinated notes due in 2009 with interest payable on April 1 and October 1 of each year through their maturity in March 2009. On February 2, 2001, Coast Hotels issued an additional $50.0 million principal amount of senior subordinated notes. The net proceeds of approximately $49.1 million were used to reduce borrowings under the then existing credit facility. On March 19, 2002, Coast Hotels issued an additional $100.0 million principal amount of its senior subordinated notes. The notes were issued at a premium and the net proceeds of $103.2 million were used to reduce borrowings under the then existing credit facility. The notes issued in 2001 and 2002 were issued under the same indenture and have the same terms, interest rate and maturity date as the original $175.0 million principal amount of senior subordinated notes issued in 1999. Coast Casinos is a guarantor of this indebtedness.

In February 2003, Coast Hotels borrowed $18.0 million under a secured loan agreement, collateralized by our Canadair Challenger aircraft. The proceeds were used to reduce borrowings under the then existing credit facility. The loan bears interest at a premium of 2.25% over the 30-day London Interbank Offered Rate (“LIBOR”), which is adjusted monthly. As of December 31, 2003, the interest rate was 3.37%, and for the year ended December 31, 2003, the weighted average interest rate was 3.45%. Payments of interest only are required during the first twelve months. Commencing on March 28, 2004, Coast Hotels will be required to make monthly principal payments of $120,000 plus interest on the unpaid balance. A balloon payment of the remaining principal balance is due in February 2009.

In September 2003, Coast Hotels replaced its existing credit facility with a $300.0 million senior secured credit facility due September 2008. The facility includes a $225.0 million revolving credit facility and a $75.0 million term loan. Subject to the satisfaction of certain conditions, Coast Hotels may increase the commitments under the senior secured credit facility by up to $50.0 million. Coast Casinos is a full and unconditional guarantor of the indebtedness under the senior secured credit facility. Borrowings under the senior secured credit facility bear interest, selected monthly at Coast Hotels’ option, at a premium over the base rate or the one-, two-, three- or six-month Eurodollar Rate (“Eurodollar”). The premium varies depending on a certain financial ratio and can vary, if determined by reference to the base rate, between 0.5% and 1.25% and, if determined by reference to Eurodollar, between 1.75% and 2.5%. As of December 31, 2003, using the one-month Eurodollar option, the premium over Eurodollar was 2.00% and the interest rate was 3.15%. For the year ended December 31, 2003, the weighted average interest rate for the senior secured credit facility (including the indebtedness replaced thereby) was 3.40%. Coast Hotels incurs a commitment fee, payable quarterly in arrears, on the unused portion of the senior secured credit facility. This fee varies depending on a certain financial ratio and can vary between 0.375% and 0.5% per annum. As of December 31, 2003, the fee was 0.375% per annum times the average unused portion of the facility.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

In accordance with the terms of the senior secured credit facility, commencing on December 31, 2005 and each quarter thereafter, Coast Hotels is required to repay the $75.0 million term loan in an amount equal to 8.3333% of the principal amount of the term loan then outstanding. Advances under the senior secured credit facility may be used for working capital, general corporate purposes, and certain improvements to existing properties. As of December 31, 2003, all of the $75.0 million term loan was outstanding and $51.0 million was drawn on the $225.0 million revolving line of credit with $173.9 million of availability remaining (net of a $119,000 letter of credit).

The credit agreement governing the senior secured credit facility contains covenants that, among other things, limit Coast Hotels’ ability to pay dividends or make advances to Coast Casinos, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets. Additionally, the credit agreement requires that Coast Hotels maintain certain financial ratios with respect to leverage and fixed charge coverage. Coast Hotels is also subject to certain covenants associated with the indenture governing its senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. At December 31, 2003, Coast Hotels was in compliance with all covenants and required ratios.

If the merger with Boyd is consummated, holders of the senior subordinated notes will have the right to require the surviving corporation in the merger to purchase the outstanding senior subordinated notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. Additionally, the consummation of the merger will result in a change of control that will result in a default under the credit agreement. Boyd has advised the Company that it will refinance the Company’s indebtedness upon consummation of the merger.

Dividends. On August 15, 2003, we paid a dividend of $5,114,000 ($3.50 per share of common stock) to stockholders of record at the close of business on August 1, 2003. On August 1, 2003 there were 1,461,178 shares outstanding.

Subsequent Events

Merger Agreement

On February 6, 2004, we entered into a definitive merger agreement with Boyd Gaming Corporation (“Boyd”). Under the agreement, Coast Casinos will become a wholly owned subsidiary of Boyd and will be positioned as a separate operating unit run by the current Coast Casinos management. See Item 1. “Business — Merger Agreement.”

Dividends

On February 5, 2004, we paid a dividend of $5,114,000 ($3.50 per share of common stock) to stockholders of record at the close of business on January 26, 2004. On January 26, 2004 there were 1,461,178 shares outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Construction Projects

We own approximately 60 acres of land located in a gaming enterprise district on Las Vegas Boulevard South, adjacent to Interstate 15 and approximately 6 miles south of Tropicana Avenue. Subject to market conditions, availability of financing and receipt of required governmental approvals, we intend to develop a hotel-casino, the “South Coast,” on the site. We are currently developing plans for the project and anticipate beginning construction in the second quarter of 2004 and opening in the second half of 2005. There is no guarantee that we will actually develop the project in the anticipated time frame or at all. Through December 31, 2003, we had capitalized $4.2 million on the project, primarily for architecture and design, and $11.9 million for the purchase of the land.

In the fourth quarter of 2003, we commenced construction of a new hotel tower at The Orleans. The project includes 461 hotel rooms and a remodeled and expanded swimming pool area. The project has a budget of $40.0 million and is expected to be completed in the fourth quarter of 2004.

In the ordinary course of operating our hotel-casinos, it is necessary to upgrade or replace fixtures and equipment and to make improvements that will extend the life of our physical plants. These maintenance capital expenditures totaled $27.6 million in 2003.

A key element of our business strategy is the expansion or renovation of our existing properties as described above. The completion of these projects is subject to certain risks, including but not limited to:

•	general construction risks, including cost overruns, shortages of materials or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppages, fire and other natural disasters, construction scheduling problems and weather interference;

•	change orders and plan or specification modifications;

•	changes and concessions required by governmental or regulatory authorities;

•	delays in obtaining or inability to obtain all required licenses, permits and authorizations; and

•	disruption of our operations at our hotel-casinos by construction activities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Matters

In April 2002, the Financial Accounting Standards Board issued Statement No. 145 (“SFAS 145”) “Rescission of FASB Statements Nos. 4, 44 and 64 and Amendment of FASB Statement No. 13.” SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. Due to the adoption of SFAS 145, we have not presented losses on early retirements of debt as an extraordinary item.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At December 31, 2003, we do not have any outstanding guarantees and accordingly the adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our revolving bank credit facility. Assuming that the amount of our variable rate debt remained constant at $144.0 million during the next twelve months, a hypothetical 1% increase in our variable interest rate would increase our interest expense by $1.4 million. As of December 31, 2003, we did not have any investments in derivative- or foreign currency-based financial instruments.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the twelve-month period ended December 31:

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value(1)
	(dollars in thousands)
LIABILITIES
Short-term debt
Fixed rate	$176	$—	$—	$—	$—	$—	$176	$176
Average interest rate(2)	9.50%	—	—	—	—	—	9.50%	—
Variable rate	$1,200	$—	$—	$—	$—	$—	$1,200	$1,200
Average interest rate(3)	3.37%	—	—	—	—	—	3.37%	—

Long-term debt
Fixed rate	$—	$3	$3	$3	$4	$325,024	$325,037	$341,693
Average interest rate(2)	—	9.50%	9.50%	9.50%	9.50%	9.50%	9.50%	—
Variable rate	$—	$7,690	$21,648	$15,708	$86,714	$11,040	$142,800	$142,800
Average interest rate(3)	—	3.18%	3.18%	3.18%	3.18%	3.37%	3.18%	—

(1)	The fair values are based on the borrowing rate currently available for debt instruments with similar terms and maturities, and market quotes of our publicly traded debt.
(2)	Based upon contractual rates for fixed rate indebtedness.
(3)	Based upon a weighted average of the one-month Eurodollar rate, for the senior credit facility, and the one-month LIBOR rate, for the variable rate note due March 2009, at December 31, 2003, plus a variable premium.

See also “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and see “Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K — Financial Statements Index — Notes to Financial Statements — Note 6 — Long-Term Debt.”

Item 8.	Financial Statements and Supplementary Data

The report of independent auditors, financial statements, notes to financial statements and financial statement schedules are filed as part of this report. See “Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K — Financial Statements, Financial Statement Schedules, and Exhibits.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the foregoing, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective within the reasonableness assurance threshold described above. There have been no significant changes in our internal controls (including our internal controls over financial reporting) or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation, and no significant deficiencies or material weaknesses in such internal controls requiring corrective actions were identified.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information concerning directors and executive officers of the Registrant required by Item 10 is set forth under the captions “Chapter III—Information About the Coast Casinos Annual Meeting and Other Proposals—Directors and Executive Officers,” “Chapter III—Information About the Coast Casinos Annual Meeting and Other Proposals—Disclosure of Audit Committee Financial Expert,” “Chapter III—Information About the Coast Casinos Annual Meeting and Other Proposals—Compliance with Section 16(a) of the Securities Exchange Act of 1934” and “Chapter III—Information About the Coast Casinos Annual Meeting and Other Proposals—Code of Ethics” in our definitive proxy statement to be filed in connection with our 2004 Annual Meeting of Stockholders and is incorporated by reference into this Form 10-K.

Item 11.	Executive Compensation

Information concerning executive compensation required by Item 11 is set forth under the captions “Chapter III—Information About the Coast Casinos Annual Meeting and Other Proposals—Executive Compensation and Other Information” and “Chapter III—Information About the Coast Casinos Annual Meeting and Other Proposals—Report of the Compensation Committee” in our definitive proxy statement to be filed in connection with our 2004 Annual Meeting of Stockholders and is incorporated by reference into this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management as required by Item 12 is set forth under the caption “Chapter III—Information About the Coast Casinos Annual Meeting and Other Proposals—Beneficial Ownership of Coast Casinos Common Stock” in our definitive proxy statement to be filed in connection with our 2004 Annual Meeting of Stockholders and is incorporated by reference into this Form 10-K.

Item 13.	Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions required by Item 13 is set forth under the caption “Chapter III—Information About the Coast Casinos Annual Meeting and Other Proposals—Certain Relationships and Related Transactions” in our definitive proxy statement to be filed in connection with our 2004 Annual Meeting of Stockholders and is incorporated by reference into this Form 10-K.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services required by Item 14 is set forth under the captions “Chapter III—Information About the Coast Casinos Annual Meeting and Other Proposals—Accounting Fees and Services” and “Chapter III—Information About the Coast Casinos Annual Meeting and Other Proposals—Report of the Audit Committee” in our definitive proxy statement to be filed in connection with our 2004 Annual Meeting of Stockholders and is incorporated by reference into this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements, Financial Statement Schedules and Exhibits

PAGE
1.	Financial Statements Index	F-1
2.	Financial Statements Schedules Index:
	Schedule I — Condensed Financial Information of Coast Casinos, Inc. (Parent Company Only)	F-32
	Schedule II — Valuation and Qualifying Accounts	F-36

Item 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K (continued)

Exhibit Index

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated as of February 6, 2004 among Boyd Gaming Corp, BGC, Inc. and Coast Casinos, Inc. (11)

3.1	Articles of Incorporation of Coast Resorts, Inc. (1)

3.2	Certificate of Amendment, dated March 14, 1997, to Articles of Incorporation of Coast Resorts, Inc.

3.3	First Amended Bylaws of Coast Resorts, Inc. (1)

3.4	Amendment, dated June 18, 2002, to First Amended Bylaws of Coast Resorts, Inc.

4.1	Indenture dated as of March 23, 1999 among Coast Hotels and Casinos, Inc., as issuer of 9-1/2% Senior Subordinated Notes due 2009, Coast Resorts, Inc., as guarantor, and Firstar Bank of Minnesota, N.A., as trustee (4)

4.2	First Supplemental Indenture dated as of November 20, 2000 among Coast Hotels and Casinos, Inc., as issuer, Coast Resorts, Inc., as guarantor, and Firstar Bank of Minnesota, N.A., as trustee (6)

4.3	Second Supplemental Indenture dated as of February 2, 2001, among Coast Hotels and Casinos, Inc., as issuer, Coast Resorts, Inc., as guarantor, and Firstar Bank of Minnesota, N.A., as trustee (6)

4.4	Third Supplemental Indenture dated as of March 19, 2002, among Coast Hotels and Casinos, Inc., as issuer, Coast Resorts, Inc., as guarantor, and U.S. Bank, N.A., as trustee (7)

4.5	Fourth Supplemental Indenture dated as of February 20, 2004, among Coast Hotels and Casinos Indiana, LLC, Coast Hotels and Casinos, Inc., the other Guarantors (as defined in the Indenture), and U.S. Bank, N.A., as trustee.

4.6	Form of 9-1/2% Note (included in Exhibit 4.1)

10.1	Tax Sharing Agreement dated as of January 30, 1996 by and among Coast Resorts, Inc., Coast Hotels and Casinos, Inc., and Coast West, Inc. (3)

10.2	Ground Lease dated as of October 1, 1995, between The Tiberti Company, a Nevada general partnership, and Coast Hotels and Casinos, Inc. (as successor of Gold Coast Hotel and Casino, a Nevada limited partnership) (2)

10.3	Lease Agreement dated May 1, 1992, by and between Empey Enterprises, a Nevada general partnership, as lessor, and the Barbary Coast Hotel & Casino, a Nevada general partnership, as lessee (1)

10.4	Ground Lease Agreement dated October 28, 1994 by and among 21 Stars, Ltd., a Nevada limited liability company, as landlord, Barbary Coast Hotel & Casino, a Nevada general partnership, as tenant, Wanda Peccole, as successor trustee of the Peccole 1982 Trust dated February 15, 1982 (“Trust), and The William Peter and Wanda Ruth Peccole Family Limited Partnership, a Nevada limited partnership (“Partnership”), and, together with Trust, as owner, as amended (1)

10.5	1996 Stock Option Incentive Plan

10.6	Leasehold Deed of Trust, Assignment of Rents and Fixture Filing dated as of March 18, 1999 by Coast Hotels and Casinos, Inc. in favor of Bank of America National Trust and Savings Association as Administrative Agent (The Orleans Hotel and Casino) (5)

10.7	Leasehold Deed of Trust, Assignment of Rents and Fixture Filing dated as of March 18, 1999 by Coast Hotels and Casinos, Inc. in favor of Bank of America National Trust and Savings Association as Administrative Agent (The Gold Coast Hotel and Casino) (5)

Item 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K (continued)

Exhibit Index (continued)

10.8	Leasehold Deed of Trust, Assignment of Rents and Fixture Filing dated as of March 18, 1999 by Coast Hotels and Casinos, Inc. in favor of Bank of America National Trust and Savings Association as Administrative Agent (The Suncoast) (5)

10.9	Registration Rights Agreement dated as of March 19, 2002, among Coast Hotels and Casinos, Inc. as issuer, Coast Resorts, Inc., as guarantor, and Banc of America Securities, LLC, as Representative of the Placement Agents (7)

10.10	Placement Agreement dated as of March 11, 2002, by and among Coast Hotels and Casinos, Inc., Coast Resorts, Inc., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated (7)

10.11	Property Purchase Agreement dated October 26, 2001 between South Las Vegas, LLC, Greenpark Group, LLC, Coast Hotels and Casinos, Inc., United Title of Nevada, Inc., and CB Richard Ellis, Inc. (8)

10.12	Amendment No. 1 to the Property Purchase Agreement between South Las Vegas, LLC, Greenpark Group, LLC, Coast Hotels and Casinos, Inc., United Title of Nevada, Inc., and CB Richard Ellis, Inc. dated as of May 15, 2002. (8)

10.13	Property Purchase Agreement dated January 13, 2003 between Nevada Power Co. and Coast Hotels and Casinos, Inc. (8)

10.14	Security Agreement dated February 26, 2003 by Coast Hotels and Casinos, Inc. in favor of CIT Aircraft Group. (8)

10.15	Negotiable Promissory Note dated February 26, 2003 between CIT Aircraft Group and Coast Hotels and Casinos, Inc. (8)

10.16	Bridge Loan Agreement dated March 28, 2003 between Bank of America, N.A. and Coast Hotels and Casinos, Inc. (8)

10.17	Bridge Loan Guaranty dated March 28, 2003 between Bank of America, N.A. and Coast Hotels and Casinos, Inc. (8)

10.18	Second Amendment to the Ground Lease Agreement between 21 Stars, Ltd. and Coast Hotels and Casinos, Inc., dated as of May 26, 2003. (9)

10.19	Amended and Restated Credit Agreement, dated as of September 26, 2003 by and among Coast Hotels and Casinos, Inc., Wells Fargo Bank, National Association and Deutsche Bank Trust Company Americas, as Co-Syndication Agents, Bank of Scotland, as Documentation Agent, The CIT Group/Equipment Financing, Inc., as Co-Agent, the lenders from time to time parties thereto and Bank of America, N.A., as Administrative Agent. (10)

10.20	Amended and Restated Security Agreement of Coast Hotels and Casinos, Inc., dated as of September 26, 2003, by Coast Hotels and Casinos, Inc., in favor of Bank of America, N.A., as Administrative Agent under the Credit Agreement and in favor of each of the lenders named therein. (10)

10.21	Amended and Restated Security Agreement of Coast Casinos, Inc., dated as of September 26, 2003, by Coast Casinos, Inc., in favor of Bank of America, N.A., as Administrative Agent under the Credit Agreement and in favor of each of the lenders named therein. (10)

10.22	Amended and Restated Guaranty, dated as of September 26, 2003, made by Coast Casinos, Inc., in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Lenders that are party to the Credit Agreement. (10)

Item 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K (continued)

Exhibit Index (continued)

10.23	Amended and Restated Trademark Security Interest Assignment dated as of September 26, 2003 made by Coast Hotels and Casinos, Inc. and Coast Casinos, Inc., a Nevada corporation, together with each other Person who may become a party hereto, jointly and severally, in favor of Bank of America, N.A., as the Administrative Agent under the Credit Agreement for the ratable benefit of each of the Lenders which are parties to the Credit Agreement from time to time. (10)

10.24	Amended and Restated Pledge Agreement dated as of September 26, 2003, made by Coast Casinos, Inc., in favor of and for the benefit of Bank of America, N.A., as Administrative Agent under the Credit Agreement, and in favor of each of the Lenders therein named. (10)

10.25	Construction Deed of Trust with Assignment of Rents and Fixture Filing, for the Southcoast Hotel and Casino, made as of September 26, 2003, by Coast Hotels and Casinos, Inc., as trustor, Equitable Deed Company, as trustee, and Bank of America, N.A., as beneficiary, as Administrative Agent for itself and the other lenders now or hereafter a party to that certain Amended and Restated Credit Agreement. (10)

10.26	Deed of Trust with Assignment of Rents and Fixture Filing, for the Barbary Coast Hotel and Casino, made as of September 26, 2003, by Coast Hotels and Casinos, Inc., as trustor, Equitable Deed Company, as trustee, and Bank of America, N.A., as beneficiary, as Administrative Agent for itself and the other lenders now or hereafter a party to that certain Amended and Restated Credit Agreement. (10)

10.27	Amendment to Amended and Restated Construction Deed of Trust with Assignment of Rents and Fixture Filing, for the Suncoast Hotel and Casino, made as of September 26, 2003, by Coast Hotels and Casinos, Inc., as trustor, Equitable Deed Company, as trustee, and Bank of America, N.A., as beneficiary, as Administrative Agent for itself and the other lenders now or hereafter a party to that certain Amended and Restated Credit Agreement. (10)

10.28	Amendment to Amended and Restated Construction Deed of Trust with Assignment of Rents and Fixture Filing, for the Gold Coast Hotel and Casino, made as of September 26, 2003, by Coast Hotels and Casinos, Inc., as trustor, Equitable Deed Company, as trustee, and Bank of America, N.A., as beneficiary, as Administrative Agent for itself and the other lenders now or hereafter a party to that certain Amended and Restated Credit Agreement. (10)

10.29	Amendment to Amended and Restated Construction Deed of Trust with Assignment of Rents and Fixture Filing, for The Orleans Hotel and Casino, made as of September 26, 2003, by Coast Hotels and Casinos, Inc., as trustor, Equitable Deed Company, as trustee, and Bank of America, N.A., as beneficiary, as Administrative Agent for itself and the other lenders now or hereafter a party to that certain Amended and Restated Credit Agreement. (10)

10.30	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of November 13, 2003.

10.31	Amendment No. 1 to the Amended and Restated Security Agreement of Coast Hotels and Casinos, Inc., dated as of November 13, 2003.

10.32	Amendment No. 2 to the Amended and Restated Security Agreement of Coast Hotels and Casinos, Inc. dated as of February 26, 2004.

10.33	Security Agreement of Coast Hotels and Casinos Indiana, LLC, dated as of February 26, 2004, by Coast Hotels and Casinos Indiana, LLC in favor of Bank of America, N.A., as Administrative Agent under the Credit Agreement and in favor of each of the lenders named therein.

10.34	Guaranty, dated as of February 26, 2004, made by Coast Hotels and Casinos Indiana, LLC, in favor of Bank of America, N.A., as Administrative Agent under the Credit Agreement and in favor of each of the lenders named therein.

Item 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K (continued)

Exhibit Index (continued)

21.1	List of Subsidiaries of Coast Casinos, Inc.

31.1	Certification of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.’s General Form for Registration of Securities on Form 10 and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.’s Amendment No. 2 to General Form for Registration of Securities on Form 10 and incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.’s Annual Report on Form 10-K for the period ended December 31, 1995 and incorporated herein by reference.
(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Coast Hotels and Casinos, Inc.’s Registration Statement on Form S-4 (File no. 333-79657) dated May 28, 1999 and incorporated herein by reference.
(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Coast Hotels and Casinos, Inc.’s Annual Report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Coast Hotels and Casinos, Inc.’s Registration Statement on Form S-4 (File no. 333-55170) dated February 7, 2001 and incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Coast Hotels and Casinos, Inc.’s Form 8-K (File no. 333-04356) dated March 21, 2002 and incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Coast Hotels and Casinos, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2002 and incorporated herein by reference.
(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Coast Hotels and Casinos, Inc.’s Form 8-K (File no. 333-04356) dated October 9, 2003 and incorporated herein by reference.
(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Coast Hotels and Casinos, Inc.’s Form 8-K (File no. 333-04356) dated February 10, 2004 and incorporated herein by reference.

Item 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K (continued)

Exhibit Index (continued)

(b) Reports on Form 8-K

On October 9, 2003, the Company filed a form 8-K under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, with respect to the new credit facility entered into on September 26, 2003.

On November 17, 2003, the Company filed a Form 8-K under Item 9, Regulation FD Disclosure, with respect to a press release announcing that its subsidiary, Coast Hotels and Casinos, Inc., had become a member of Orange County Development, LLC, a limited liability company that is an applicant for the operating agent contract that will be awarded by the Indiana Gaming Commission.

On February 2, 2004, the Company filed a Form 8-K under Item 9, Regulation FD Disclosure, with respect to the Board of Directors’ January 26, 2004 approval of a $3.50 per share cash dividend, payable on February 5, 2004 to stockholders of record at the close of business on January 26, 2004.

On February 10, 2004, the Company filed Form 8-K under Item 5, Other Events and Required FD Disclosure, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, with respect to the Agreement and Plan of Merger among Boyd Gaming Corp. and Coast Casinos, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on March 9, 2004.

COAST CASINOS, INC.

By:	/s/ MICHAEL J. GAUGHAN
Michael J. Gaughan,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL J. GAUGHAN	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer) and Director	March 09, 2004
Michael J. Gaughan

/s/ GAGE PARRISH	Director and Chief Financial Officer (Principal Financial and Accounting Officer)	March 09, 2004
Gage Parrish

/s/ HARLAN D. BRAATEN	Director	March 09, 2004
Harlan D. Braaten

/s/ JERRY HERBST	Director	March 09, 2004
Jerry Herbst

/s/ J. TITO TIBERTI	Director	March 09, 2004
J. Tito Tiberti

/s/ CHARLES SILVERMAN	Director	March 09, 2004
Charles Silverman

/s/ F. MICHAEL CORRIGAN	Director	March 09, 2004
F. Michael Corrigan

/s/ JOSEPH A. BLASCO	Director	March 09, 2004
Joseph A. Blasco

/s/ FRANKLIN TOTI	Director	March 09, 2004
Franklin Toti

/s/ THOMAS V. GIRARDI	Director	March 09, 2004
Thomas V. Girardi

/s/ PETER M.THOMAS	Director	March 09, 2004
Peter M. Thomas

/s/ CLYDE T. TURNER	Director	March 09, 2004
Clyde T. Turner

Index to Consolidated Financial Statements

COAST CASINOS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

To the Directors and Stockholders of Coast Casinos, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Coast Casinos, Inc. and Subsidiaries (the “Company”) as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Las Vegas, Nevada

January 28, 2004, except for Note 18 — “Subsequent Events” as to which the date is February 6, 2004

COAST CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2003

(dollars in thousands, except share data)

	2002	2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$37,523	$49,517
Accounts receivable, less allowance for doubtful accounts of $414 (2002) and $381 (2003)	7,442	6,574
Inventories	7,332	8,954
Prepaid expenses	7,114	9,407
Other current assets	6,647	11,553

TOTAL CURRENT ASSETS	66,058	86,005
PROPERTY AND EQUIPMENT, net	712,244	743,283
OTHER ASSETS	8,087	10,647

	$786,389	$839,935

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,327	$15,890
Accrued liabilities	47,332	49,091
Construction accounts payable	12,645	3,355
Current portion of long-term debt	17,162	1,376

TOTAL CURRENT LIABILITIES	92,466	69,712
LONG-TERM DEBT, less current portion	448,624	471,543
DEFERRED INCOME TAXES	29,972	41,031
DEFERRED RENT	27,096	30,214

TOTAL LIABILITIES	598,158	612,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 1,461,178 shares issued and outstanding	15	15
Treasury stock (33,175 shares)	(3,333)	(3,333)
Additional paid-in capital	95,398	95,398
Retained earnings	96,151	135,355

TOTAL STOCKHOLDERS’ EQUITY	188,231	227,435

	$786,389	$839,935

The accompanying notes are an integral part of these consolidated financial statements.

COAST CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2001, 2002 and 2003

(dollars in thousands, except share data)

	2001	2002	2003

OPERATING REVENUES:
Casino	$387,513	$406,245	$431,160
Food and beverage	106,898	112,763	115,333
Hotel	38,446	41,787	52,635
Other	36,740	39,723	46,476

GROSS OPERATING REVENUES	569,597	600,518	645,604
Less: promotional allowances	(51,613)	(55,398)	(53,106)

NET OPERATING REVENUES	517,984	545,120	592,498

OPERATING EXPENSES:
Casino	174,236	182,050	174,912
Food and beverage	77,785	83,873	85,726
Hotel	15,071	17,327	20,909
Other	27,944	29,420	39,818
General and administrative	91,558	104,228	108,952
Land leases	5,060	5,370	5,365
Deferred rent	3,538	3,228	3,118
Depreciation and amortization	36,549	41,575	48,962

TOTAL OPERATING EXPENSES	431,741	467,071	487,762

OPERATING INCOME	86,243	78,049	104,736

OTHER INCOME (EXPENSES):
Interest expense	(30,635)	(33,173)	(37,575)
Interest income	405	58	36
Interest capitalized	1,048	2,950	1,250
Loss on early retirement of debt	—	—	(419)
Other income (expense)	(1,815)	425	(678)

TOTAL OTHER INCOME (EXPENSES)	(30,997)	(29,740)	(37,386)

INCOME BEFORE INCOME TAXES	55,246	48,309	67,350
PROVISION FOR INCOME TAXES	18,815	16,595	23,032

NET INCOME	$36,431	$31,714	$44,318

Basic net income per share of common stock	$24.91	$21.70	$30.33

Diluted net income per share of common stock	$24.32	$21.38	$29.78

Dividends declared per share	$—	$—	$3.50

Basic weighted average shares outstanding	1,462,366	1,461,178	1,461,178

Diluted weighted average shares outstanding	1,497,781	1,483,392	1,487,937

The accompanying notes are an integral part of these consolidated financial statements.

COAST CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2001, 2002 and 2003

(dollars in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total
	Shares	Stock
Balances at December 31, 2000	1,463,178	$15	$(3,118)	$95,398	$28,006	$120,301
Repurchase of common stock	(2,000)	—	(215)	—	—	(215)
Net income	—	—	—	—	36,431	36,431

Balances at December 31, 2001	1,461,178	15	(3,333)	95,398	64,437	156,517
Net income	—	—	—	—	31,714	31,714

Balances at December 31, 2002	1,461,178	15	(3,333)	95,398	96,151	188,231
Net income	—	—	—	—	44,318	44,318
Dividends paid	—	—	—	—	(5,114)	(5,114)

Balances at December 31, 2003	1,461,178	$15	$(3,333)	$95,398	$135,355	$227,435

The accompanying notes are an integral part of these consolidated financial statements.

COAST CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2001, 2002 and 2003

(dollars in thousands)

	2001	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,431	$31,714	$44,318

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	36,549	41,575	48,962
Loss on early retirement of debt	—	—	419
Loss on disposal of assets	1,815	2,312	678
Deferred rent	3,538	3,228	3,118
Deferred income taxes	7,389	10,726	10,832
Net amortization of debt offering costs and original issue premium	1,226	931	991
(Increase) decrease in operating assets:
Accounts receivable	(1,033)	(153)	934
Refundable income taxes	3,831	(729)	(4,800)
Inventories	(107)	(5)	(1,622)
Prepaid expenses and other assets	(420)	(974)	(2,543)
Increase (decrease) in operating liabilities:
Accounts payable	(3,170)	2,189	563
Accrued liabilities	2,853	6,271	1,759

TOTAL ADJUSTMENTS	52,471	65,371	59,291

NET CASH PROVIDED BY OPERATING ACTIVITIES	88,902	97,085	103,609

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of amounts in construction accounts payable	(112,178)	(199,475)	(91,025)
Proceeds from sale of assets	10,453	1,522	739

NET CASH USED IN INVESTING ACTIVITIES	(101,725)	(197,953)	(90,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, including original issue premium in 2002, net of financing costs	49,071	103,191	17,820
Principal payments on long-term debt	(4,243)	(150)	(161)
Repurchase of common stock	(215)	—	—
Proceeds from borrowings under bank term loan, net of financing costs	—	—	74,054
Proceeds from borrowings under bank lines of credit, net of financing costs	36,000	122,000	104,072
Repayments of borrowings under bank lines of credit	(68,000)	(130,000)	(192,000)
Dividends paid	—	—	(5,114)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12,613	95,041	(1,329)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(210)	(5,827)	11,994
CASH AND CASH EQUIVALENTS, at beginning of year	43,560	43,350	37,523

CASH AND CASH EQUIVALENTS, at end of year	$43,350	$37,523	$49,517

The accompanying notes are an integral part of these consolidated financial statements.

COAST CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Background Information and Basis of Presentation

Background Information

Coast Casinos, Inc. and Subsidiaries (the “Company” or “Coast Casinos”) is a Nevada corporation with no independent assets or operations and serves only as a holding company for Coast Hotels and Casinos, Inc. (“Coast Hotels”), also a Nevada corporation. Coast Casinos changed its name from Coast Resorts, Inc. on July 2, 2002. Through its wholly owned subsidiary, Coast Hotels, the Company owns and operates the following hotel-casinos in Las Vegas, Nevada:

•	The Orleans Hotel and Casino, which opened in December 1996, is located approximately one and one-half miles west of the Las Vegas Strip on Tropicana Avenue.

•	The Gold Coast Hotel and Casino, which opened in December 1986, is located approximately one mile west of the Las Vegas Strip on Flamingo Road.

•	The Suncoast Hotel and Casino, which opened in September 2000, is located near Summerlin in the west end of the Las Vegas valley, approximately nine miles from the Las Vegas Strip.

•	The Barbary Coast Hotel and Casino, which opened in March 1979, is located on the Las Vegas Strip.

Basis of a Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated for all periods presented.

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

COAST CASINOS, INC. AND SUBSIDIARIES

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

During construction, the Company capitalizes interest and other direct and indirect development costs. Interest is capitalized monthly by applying the effective interest rate on certain borrowings to the average balance of expenditures. The interest that was capitalized was $1.0 million (2001), $3.0 million (2002) and $1.3 million (2003).

Pre-opening and Related Promotional Expense

There were no pre-opening costs during the years ended December 31, 2001, 2002 and 2003.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances warrant such a review. The carrying value of long-lived or intangible assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than their carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the assets. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

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

COAST CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — Summary of Significant Accounting Policies (continued)

Advertising Costs

Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program, which normally does not exceed two to three months. Direct-response advertising costs consist primarily of mailing costs associated with direct mail programs. Capitalized advertising costs were immaterial at December 31, 2001, 2002 and 2003. Advertising expense was approximately $8.3 million, $7.3 million and $7.2 million for the years ended December 31, 2001, 2002 and 2003, respectively.

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

COAST CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — Summary of Significant Accounting Policies (continued)

Promotional Allowances

The retail value of hotel accommodations and food and beverage items provided to customers without charge is included in gross revenues and then deducted as promotional allowances, to arrive at net revenues. The following is a breakdown of these complimentary revenues for the years ended December 31, 2001, 2002 and 2003:

	December 31,
	2001	2002	2003
	(in thousands)
Complimentary revenues:
Food and beverage	$42,294	$43,859	$41,929
Hotel	6,657	7,493	7,419
Other	2,662	4,046	3,758

Promotional allowances	$51,613	$55,398	$53,106

The estimated cost of providing these complimentary services is as follows for the years ended December 31, 2001, 2002 and 2003:

	December 31,
	2001	2002	2003
	(in thousands)
Food and beverage	43,348	44,295	41,024
Hotel	$2,789	$3,148	$2,618

	$46,137	$47,443	$43,642

The cost of promotional allowances has been allocated to expense as follows for the years ended December 31, 2001, 2002 and 2003:

	December 31,
	2001	2002	2003
	(in thousands)
Casino	$43,834	$45,212	$41,352
Other	2,303	2,231	2,290

	$46,137	$47,443	$43,642

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

COAST CASINOS, INC. AND SUBSIDIARIES

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

Short-term Investments

Short-term investments purchased with an original maturity of over three months but less than one year are stated at cost, which approximates fair value because of their short maturity. There were no short-term investments at December 31, 2002 or 2003.

Concentration of Credit Risk

The Company extends credit to patrons after background checks and investigations of creditworthiness and does not require collateral. The Company has a concentration of credit risk in Southern Nevada. The Company records provisions for potential credit losses and such losses have been within management’s expectations. Management believes that as of December 31, 2003, no significant concentration of credit risk exists for which an allowance has not already been determined and recorded.

COAST CASINOS, INC. AND SUBSIDIARIES

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

Stock Options

The Financial Accounting Standards Board has issued Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). This Statement defines a fair value based method of accounting for an employee stock option in which companies account for stock options by recognizing, as compensation expense in the statement of operations, the fair value of stock options granted over the vesting period of the option. The statement also permits companies to continue accounting for stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company has elected to account for stock options under APB No. 25 and to disclose the pro forma impact on net income and earnings per share as if the Company had used the fair value method recommended by SFAS 123, as amended by Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123.” The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition principles of SFAS 123 to stock-based compensation:

	Year Ended December 31,
	2001	2002	2003
	(dollars in thousands)
Net income, as reported	$36,431	$31,714	$44,318
Deduct: Total stock-based employee compensation expense determined under the minimum value method for all awards, net of related tax effects	(247)	(19)	—

Pro forma net income	$36,184	$31,695	$44,318

Basic-as reported	$24.91	$21.70	$30.33

Basic-pro forma	$24.74	$21.69	$30.33

Diluted-as reported	$24.32	$21.38	$29.78

Diluted-pro forma	$24.16	$21.37	$29.78

COAST CASINOS, INC. AND SUBSIDIARIES

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

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement No. 145 (“SFAS 145”) “Rescission of FASB Statements Nos. 4, 44 and 64 and Amendment of FASB Statement No. 13.” SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. Due to the adoption of SFAS 145, the Company has not presented losses on early retirements of debt as an extraordinary item.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At December 31, 2003, the Company did not have any outstanding guarantees and accordingly the adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

COAST CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position, and other suppliers to determine the extent of our variable economic interest in these parties. The adoption of FIN 46 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). As the Company’s equity securities are not publicly traded, the Company is a nonpublic entity as defined by SFAS 150, and this pronouncement will be effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company’s financial position, results of operations or cash flows as the Company currently does not have any such financial instruments.

Reclassifications

Certain amounts in the 2001 and 2002 financial statements have been reclassified to conform to the 2003 presentation.

COAST CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — Property and Equipment

Major classes of property and equipment consist of the following as of December 31, 2002 and 2003:

	December 31,
	2002	2003
	(in thousands)
Building	$539,936	$638,545
Furniture and fixtures	291,708	295,078

	831,644	933,623
Less accumulated depreciation	(192,309)	(235,585)

	639,335	698,038
Land	20,651	38,822
Construction in progress	52,258	6,423

Net property and equipment	$712,244	$743,283

On January 17, 2003, the Company purchased approximately 2.5 acres of real property adjacent to the Barbary Coast for $18.1 million. The Company uses the land for valet parking and as an employee parking lot.

NOTE 4 — Leases

The Barbary Coast occupies approximately 1.8 acres at the intersection of Flamingo Road and the Strip that we lease pursuant to a lease dated May 1, 1993. The lease provides for rental payments of $175,000 per year during the initial term of the lease that expired on May 1, 2003. Coast Hotels exercised the first of two 30-year options, with rental payments increasing to $190,000 per year during the first ten years of the renewal period. Coast Hotels has an option to purchase the leased property at any time during the six month period prior to the expiration of the initial term of the lease, provided that certain conditions are met, at a purchase price equal to the greater of $3.5 million or the then appraised value of the real property. Should the landlord desire to sell the real property during the initial term of the lease, Coast Hotels has a right of first refusal.

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

COAST CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — Leases (continued)

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

In February 2002 Coast Hotels signed an agreement to sublease space from Green Valley Partners, Inc., a Nevada corporation doing business as Renata’s, a casino on Sunset Road in Henderson, Nevada. Coast Hotels operates a sports book at Renata’s and pays rent to Green Valley Partners equal to one half of the operating profit of the Renata’s sports book, as defined. The agreement calls for payment of rent only after Coast Hotels had recovered approximately $706,000 related to the initial construction and development of the Renata’s sports book. Such expenses were fully recovered during 2003, and rental expense of approximately $11,000 was incurred during 2003.

Future Minimum Lease Payments

The following is an annual schedule of future minimum cash lease payments required under operating leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 2003:

Operating Leases

Year Ending December 31,	Payments
(in thousands)
2004	$5,430
2005	5,490
2006	5,800
2007	5,910
2008	5,970
Later years	393,074

Total minimum lease payments	$421,674

COAST CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — Leases (continued)

Rent Expense

Rent expense for the years ended December 31, 2001, 2002 and 2003 is as follows:

	December 31,
	2001	2002	2003
	(in thousands)
Occupancy rentals	$8,598	$8,598	$8,483
Other equipment	42	23	55

	$8,640	$8,621	$8,538

NOTE 5 — Accrued Liabilities

Major classes of accrued liabilities consist of the following as of December 31, 2002 and 2003:

	December 31,
	2002	2003
	(in thousands)
Slot club liability	$6,415	$5,901
Compensation and benefits	16,399	17,847
Progressive jackpot payouts	4,687	4,915
Customer deposits and unpaid winners	6,873	6,681
Deferred sports book revenue	1,765	2,516
Taxes	1,076	1,178
Accrued interest expense	7,761	7,815
Outstanding chip and token liability	1,721	1,499
Other	635	739

	$47,332	$49,091

COAST CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — Long-Term Debt

Long-term debt consists of the following as of December 31, 2002 and 2003:

	December 31,
	2002	2003
	(in thousands)
9.5% senior subordinated notes due April 2009, with interest payable semi-annually on April 1 and October 1, including unamortized original issue premium of $3,706 in 2003 and $4,412 in 2002	$329,412	$328,706

Senior secured credit facility due September 2004, collateralized by substantially all of the assets of Coast Hotels and Casinos, Inc.	136,000	—

Senior secured credit facility — $225.0 million revolving line of credit due September 2008, collateralized by substantially all of the assets of Coast Hotels and Casinos, Inc.	—	51,000

Senior secured credit facility — $75.0 million term loan due September 2008, collateralized by substantially all of the assets of Coast Hotels and Casinos, Inc.	—	75,000

Variable-rate note due March 2009, collateralized by 1996 Canadair Challenger aircraft	—	18,000

Other notes payable	374	213

	465,786	472,919
Less: current portion	17,162	1,376

	$448,624	$471,543

In March 1999, Coast Hotels issued $175.0 million principal amount of 9.5% senior subordinated notes due in 2009 with interest payable on April 1 and October 1 of each year through their maturity in March 2009. On February 2, 2001, Coast Hotels issued an additional $50.0 million principal amount of senior subordinated notes. The net proceeds of approximately $49.1 million were used to reduce borrowings under the then existing credit facility. On March 19, 2002, Coast Hotels issued an additional $100.0 million principal amount of its senior subordinated notes. The notes were issued at a premium and the net proceeds of $103.2 million were used to reduce borrowings under the then existing credit facility. The notes issued in 2001 and 2002 were issued under the same indenture and have the same terms, interest rate and maturity date as the original $175.0 million principal amount of senior subordinated notes issued in 1999. Coast Casinos is a full and unconditional guarantor of this indebtedness.

In February 2003, Coast Hotels borrowed $18.0 million under a secured loan agreement, collateralized by a Company-owned aircraft. The proceeds were used to reduce borrowings under the then existing credit facility. The loan bears interest at a premium of 2.25% over the 30-day London Interbank Offered Rate (“LIBOR”), which is adjusted monthly. As of December 31, 2003, the interest rate was 3.37%, and for the year ended December 31, 2003, the weighted average interest rate was 3.45%. Payments of interest only are required during the first twelve months. Commencing on March 28, 2004, Coast Hotels will be required to make monthly principal payments of $120,000 plus interest on the unpaid balance. A balloon payment of the remaining principal balance is due in February 2009.

COAST CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — Long-Term Debt (continued)

In September 2003, Coast Hotels replaced its existing credit facility with a $300.0 million senior secured credit facility due September 2008. The facility includes a $225.0 million revolving credit facility and a $75.0 million term loan. Subject to the satisfaction of certain conditions, Coast Hotels may increase the commitments under the senior secured credit facility by up to $50.0 million. Coast Casinos is a full and unconditional guarantor of the indebtedness under the senior secured credit facility. Borrowings under the senior secured credit facility bear interest, selected monthly at Coast Hotels’ option, at a premium over the base rate or the one-, two-, three- or six-month Eurodollar Rate (“Eurodollar”). The premium varies depending on a certain financial ratio and can vary, if determined by reference to the base rate, between 0.5% and 1.25% and, if determined by reference to Eurodollar, between 1.75% and 2.5%. As of December 31, 2003, using the one-month Eurodollar option, the premium over Eurodollar was 2.00% and the interest rate was 3.15%. For the year ended December 31, 2003, the weighted average interest rate for the senior secured credit facility (including the indebtedness replaced thereby) was 3.40%. Coast Hotels incurs a commitment fee, payable quarterly in arrears, on the unused portion of the senior secured credit facility. This fee varies depending on a certain financial ratio and can vary between 0.375% and 0.5% per annum. As of December 31, 2003, the fee was 0.375% per annum times the average unused portion of the facility.

In accordance with the terms of the senior secured credit facility, commencing on December 31, 2005 and each quarter thereafter, Coast Hotels is required to repay the $75.0 million term loan in an amount equal to 8.3333% of the principal amount of the term loan then outstanding. Advances under the senior secured credit facility may be used for working capital, general corporate purposes, and certain improvements to existing properties. As of December 31, 2003, all of the $75.0 million term loan was outstanding and $51.0 million was drawn on the $225.0 million revolving line of credit with $173.9 million of availability remaining (net of a $119,000 letter of credit).

The credit agreement governing the senior secured credit facility contains covenants that, among other things, limit Coast Hotels’ ability to pay dividends or make advances to Coast Casinos, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets. Additionally, the credit agreement requires that Coast Hotels maintain certain financial ratios with respect to leverage and fixed charge coverage. Coast Hotels is also subject to certain covenants associated with the indenture governing its senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. As of December 31, 2003, the net assets of Coast Hotels amounted to $227.4 million of which $211.9 million was restricted under the terms of the indenture governing the senior subordinated notes. At December 31, 2003, management believes that Coast Hotels was in compliance with all covenants and required ratios. See Note 18 — “Subsequent Events.”

COAST CASINOS, INC. AND SUBSIDIARIES

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

Maturities on long-term debt are as follows:

Year Ending December 31,	Maturities
(in thousands)
2004	$1,376
2005	7,693
2006	21,651
2007	15,711
2008	86,718
Thereafter	339,770

$472,919

NOTE 7 — Income Taxes

The components of the income tax provision for the years ended December 31, 2001, 2002 and 2003 were as follows:

	December 31,
	2001	2002	2003
	(in thousands)
Federal:
Current	$11,426	$5,869	$12,200
Deferred	7,389	10,726	10,832

	$18,815	$16,595	$23,032

The income tax provision for the years ended December 31, 2001, 2002 and 2003 differs from that computed at the federal statutory corporate tax rate as follows:

	December 31,
	2001	2002	2003
Federal statutory rate	35.0%	35.0%	35.0%
Other	(0.9)%	(0.7)%	(0.8)%

Effective tax rate	34.1%	34.3%	34.2%

COAST CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — Income Taxes (continued)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities at December 31, 2002 and 2003 are as follows:

	December 31,
	2002	2003
	(in thousands)
Deferred tax assets:
Current:
Accrued vacation	$1,490	$1,473
Allowance for doubtful accounts	214	209
Accrued slot club points	46	19
Progressive liabilities	1,081	1,097
Accrued medical and other benefits	562	822

Total current	3,393	3,620

Non-current:
Deferred rent	9,483	10,575

Total non-current	9,483	10,575

Total deferred tax assets	12,876	14,195

Deferred tax liabilities:
Non-current:
Property, plant and equipment	(39,455)	(51,606)

Total deferred tax liabilities	(39,455)	(51,606)

Net deferred tax liability	$(26,579)	$(37,411)

NOTE 8 — Fair Value of Financial Instruments

The following estimated fair values of Coast Hotels’ financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2002 and 2003 are as follows:

	December 31,
	2002		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Liabilities:
Current portion of long-term debt	$17,162	$17,162	$1,376	$1,376

Variable rate note	$—	$—	$16,800	$16,800

Senior secured credit facility	$119,000	$119,000	$126,000	$126,000

9.5% senior subordinated notes	$329,412	$344,500	$328,706	$341,656

Other long-term debt	$212	$212	$37	$37

COAST CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — Fair Value of Financial Instruments (continued)

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

NOTE 9 — Commitments and Contingencies

The Company is involved in various legal and regulatory actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE 10 — Related Party Transactions

Coast Hotels maintains numerous racetrack dissemination contracts with Las Vegas Dissemination Company, Inc. (“LVDC”). Michael J. Gaughan’s son, John Gaughan, is the president and sole stockholder of LVDC. LVDC has been granted a license by the Nevada Gaming Authorities to disseminate live racing for those events and tracks for which it enters contracts and has been granted the exclusive right to disseminate all pari-mutuel services and race wire services to Nevada casinos. Under these dissemination contracts, the Company pays to LVDC between 3% and 5% of the wagers it accepts for races held at the racetracks covered by the respective contracts. The Company also pays to LVDC a monthly fee for race wire services. The terms on which the dissemination services are provided are regulated by the Nevada Gaming Authorities. Additionally, the Company has other agreements with LVDC, which are not subject to regulation by Nevada Gaming Authorities, to provide ancillary services, equipment and support to its race and sports book operations. For the fiscal years ended December 31, 2001, 2002 and 2003, the Company incurred expenses to LVDC of approximately $1.4 million, $947,000 and $1.1 million, respectively.

J. A. Tiberti Construction Company (“Tiberti Construction”) served as the general contractor for the expansion of the Gold Coast and The Orleans, the construction of the Orleans Arena, miscellaneous construction projects at the Suncoast and pre-construction services at the South Coast. J. Tito Tiberti owns approximately 5.7% of the outstanding common stock of Coast Casinos, and is a director and Secretary of both Coast Casinos and Coast Hotels. Mr. Tiberti is the president, a director and stockholder of, and together with his immediate family members, controls Tiberti Construction.

For the fiscal years ended December 31, 2001, 2002 and 2003, the Company incurred expenses to Tiberti Construction of approximately $63.4 million, $120.8 million and $29.4 million, respectively. At December 31, 2002 and 2003, it owed construction accounts payable to Tiberti Construction of approximately $12.1 million and $799,000, respectively.

COAST CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — Related Party Transactions (continued)

In 1995, Coast Hotels entered into a long-term ground lease with the Tiberti Company, a Nevada general partnership, with respect to the real property on which The Orleans is located. Mr. Tiberti, a stockholder, director and Secretary of Coast Casinos, and a director and Secretary of Coast Hotels, is the managing partner of the Tiberti Company. The Company incurred rental expenses of $4.5 million for each of the years ended December 31, 2001, 2002 and 2003. The Company paid the Tiberti Company $2.4 million, $2.7 million and $2.7 million in the years ended December 31, 2001, 2002 and 2003, respectively. Deferred rent payable to the Tiberti Company was $15.4 million and $17.2 million as of December 31, 2002 and 2003, respectively.

Until October 2002, Michael J. Gaughan and Franklin Toti (along with the Leo Lewis Trust) were owners of LGT Advertising, which served as the Company’s advertising agency. Effective November 1, 2002, the Company purchased the partnership interests of LGT Advertising from Messrs. Gaughan, Toti and the Leo Lewis Trust, for the sum of $1,000. Prior to the November 2002 acquisition, LGT Advertising provided advertising design services and purchased advertising for the Company’s casinos from third parties and passed any discounts directly through to the Company. LGT Advertising received no compensation or profit for such activities, and invoiced the Company for actual costs incurred. LGT Advertising used the Company’s facilities and employees in rendering its services, but did not pay any compensation to the Company for such use. Messrs. Gaughan and Toti received no compensation from LGT Advertising. For the fiscal years ended December 31, 2001, 2002 and 2003, advertising expenses to LGT Advertising were approximately $8.3 million, $5.9 million and $0, respectively.

LGT Advertising provided advertising and design services to Casino Queen, Inc., which operates the Casino Queen riverboat casino and hotel facility in East St. Louis, Illinois. Michael Gaughan owns 15% and Frank Toti owns 5% percent of the shares of stock in Casino Queen, Inc. Mr. Gaughan also serves as a director for Casino Queen, Inc. LGT rendered its services to Casino Queen, Inc. on the same terms as would be offered to an unaffiliated third party. In 2002 and 2003, after the acquisition of LGT in November 2002, the Company began providing advertising and design services to Casino Queen, Inc. and received payments from Casino Queen, Inc. of $13,000 and $66,000, respectively.

Coast Hotels has purchased certain of the Company’s equipment for its operations from RJ & S Inc., a Nevada corporation (“RJS”) that is owned by Michael J. Gaughan’s father, Jackie Gaughan, and Steven Delmont, the Company’s manager of food operations. Pursuant to the terms of its agreement with RJS, RJS purchases certain restaurant equipment and supplies and invoices the Company only for the actual amounts billed to RJS, plus applicable sales tax. Provisions of the agreement prohibit RJS employees, officers and shareholders from receiving any discounts, rebates, payments or gifts with respect to the equipment and supplies. For the fiscal years ended December 31, 2001, 2002 and 2003, the Company made purchases from RJS totaling approximately $2.7 million, $2.2 million and $1.5 million, respectively.

Michael J. Gaughan is the majority partner of Nevada Wallboards, a Nevada general partnership (“Nevada Wallboards”), which prints wallboards and parlay cards for use in the Company’s race and sports books. For the fiscal years ended December 31, 2001, 2002 and 2003, Coast Hotels incurred expenses to Nevada Wallboards of approximately $252,000, $272,000 and $275,000, respectively.

COAST CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — Related Party Transactions (continued)

Charles Silverman, a director of Coast Hotels and Coast Casinos, is the president of Yates-Silverman, Inc., which served as the designer of The Orleans, the Suncoast and various expansion projects at The Orleans, the Suncoast and the Gold Coast during 2001 and 2002. Yates-Silverman is currently assisting the Company in the design of the South Coast project. For the fiscal years ended December 31, 2001, 2002 and 2003, the Company incurred expenses to Yates-Silverman of $947,000, $440,000 and $889,000, respectively.

Coast Hotels promotes The Orleans by advertising on NASCAR vehicles operated by Orleans Motor Sports, Inc. In 2002, the Company entered into an agreement with Orleans Motor Sports, Inc. to place the logo of The Orleans on a truck racing in NASCAR’s Craftsman Truck Series, on transportation vehicles utilized by Orleans Motor Sports, Inc. and on any other vehicles raced by Orleans Motor Sports, Inc. in NASCAR races. Michael J. Gaughan is the sole owner of Orleans Motor Sports, Inc. Brendan Gaughan, the main driver employed by Orleans Motor Sports, is the son of Michael J. Gaughan. For the fiscal years ended December 31, 2001, 2002 and 2003, the Company paid or provided in-kind services in the amount of $332,000, $480,000 and $600,000, respectively, to Orleans Motor Sports, Inc.

Coast Benefits, a division of Coast Hotels, operates a Group Benefits Plan in which qualified employees of Coast Hotels are entitled to participate. Eligible employees are covered under the plan and may elect coverage for their dependents, for a fee, through payroll deduction. Coast Benefits also offers participation in the Group Benefits Plan to other entities in which Michael Gaughan or his son, John Gaughan, has an interest, including Michael J. Gaughan Airport Slot Concession, Inc., Gaughan-Richardson Development LLC, G & M Interactive LLC, Las Vegas Dissemination, Inc., Nevada Wallboards, Orleans Motor Sports, Inc. and Kroyer Racing Engines, LLC. Each division of Coast and the other entities listed above is charged a monthly fee for eligible employees ($260 per employee as of January 2004) plus amounts withheld for dependent coverage to cover the costs of benefits and administration of the plan. For the fiscal years ended December 31, 2001, 2002 and 2003, Coast Hotels collected, in the aggregate, $565,000, $673,000 and $856,000, respectively, from the related entities. For the fiscal years ended December 31, 2001, 2002 and 2003, Coast Hotels paid benefits and administrative costs, in the aggregate, of $760,000, $808,000 and $1.0 million, respectively on behalf of the related entities. At December 31, 2002 and 2003, Coast Hotels was owed $0 and $500,000, respectively, by the related entities for excess benefits and costs paid.

Michael J. Gaughan, Jr., the son of Michael J. Gaughan, and David Ross, the general manager of the Suncoast, are owners of Coast Vacations, Inc., a travel agency operating under the name Las Vegas Vacations (“LVV”) that markets the Company’s hotel-casino properties to residents of Vancouver, Canada. Coast Hotels has agreed to pay LVV approximately $10,000 per month to promote its hotel-casinos subject to certain conditions designed to assure that LVV is utilizing such funds in a productive manner and for purposes that benefit the Company. During the fiscal years ended December 31, 2001, 2002 and 2003, the Company paid $91,000, $120,000 and $120,000, respectively, to LVV.

Michael J. Gaughan, Jr. is the general manager of the Barbary Coast. For the fiscal years ended December 31, 2001, 2002 and 2003, Michael J. Gaughan, Jr. received total salaries and bonuses in the amounts of $135,000, $162,000 and $175,000, respectively.

COAST CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — Related Party Transactions (continued)

Coast Hotels operates a satellite sports book at the Plaza Hotel and Casino (“Plaza”), a hotel-casino in Las Vegas that is primarily owned by Jackie Gaughan, Michael J. Gaughan’s father. Coast Hotels combines the sports book wagers generated at the Plaza with wagers accepted at its other sports books. The Plaza is allocated a pro-rata share of the net sports book winnings or losses, based on the percentage of wagers placed at the Plaza compared to the combined wagers placed at all Coast Hotels’ sports books. Such winnings or losses are netted against the direct and indirect costs of operating the sports book at the Plaza including, but not limited to, labor costs, advertising costs, printing costs and state and federal taxes. For the fiscal years ended December 31, 2001, 2002 and 2003, the Plaza received approximately $742,000, $584,000 and $1.0 million, respectively and Coast Hotels retained approximately $399,000, $411,000 and $474,000 for direct and indirect costs associated with operating the Plaza sports book.

NOTE 11 — Benefit Plans

401(k) Plans

The Company offers separate defined contribution 401(k) plans for eligible employees. All employees of the Gold Coast, The Orleans and the Suncoast, and all employees of the Barbary Coast not covered by a collective bargaining agreement, are eligible to participate. The employees may elect to defer up to 15% of their yearly compensation, subject to statutory limits. The Company makes matching contributions of varying levels based on the employees’ levels of contributions. Contribution expense was $1.7 million, $3.2 million and $3.5 million for the years ended December 31, 2001, 2002 and 2003, respectively.

Defined Benefit Plan

Certain employees at the Barbary Coast are covered by a union-sponsored, collectively bargained, multi-employer, defined benefit pension plan. The Barbary Coast contributed $303,000, $317,000 and $330,000 during the years ended December 31, 2001, 2002 and 2003, respectively, to the plan. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.

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

COAST CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Incentive Plan (continued)

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

Effective January 1, 1999, the Company issued options to purchase 30,415 shares of its common stock to its chief operating officer. The options were fully vested at December 31, 2001. The options expire on December 31, 2008. Effective June 14, 1999, the Company issued options to purchase 5,000 shares of its common stock to its chief financial officer. The options were fully vested on June 14, 2001 and expire on June 13, 2009. The exercise price on the options is at $100 per share, which was equivalent to the estimated fair value of the Company’s common stock at the grant date, as estimated by the Company from recent sales of common stock between shareholders.

As previously described in Note 2, the Company accounts for the Plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.

NOTE 12 — Treasury Stock

In May 1999, the Company’s Board of Directors authorized the potential repurchase of up to 50,000 shares of common stock from stockholders at a maximum aggregate repurchase price of $5.0 million. In August 2001, the Board of Directors increased the maximum aggregate repurchase price to $5.5 million. As of December 31, 2003, the Company had repurchased a total of 33,175 shares of common stock from shareholders at a total purchase price of $3.3 million.

COAST CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — Supplemental Cash Flows Information

For the years ended December 31, 2001, 2002 and 2003 supplemental cash flows information amounts are as follows:

	December 31,
	2001	2002	2003
	(in thousands)
Interest paid	$29,599	$32,511	$37,521

Income taxes paid	$14,446	$6,600	$7,500

Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquisitions included in accounts payable or financed through notes payable	$34,053	$12,645	$3,355

Net trade-in value utilized for property and equipment acquisitions	$—	$2,008	$—

NOTE 14 — Regulation of Gaming Operations

The gaming operations of the Company are subject to the licensing and regulatory control of the Nevada Gaming Commission (the Nevada Commission), the Nevada State Gaming Control Board (the Nevada Control Board) and the Clark County Liquor and Gaming Board (the Clark County Board) (collectively, the Nevada Gaming Authorities). These agencies issue gaming licenses based upon, among other considerations, evidence that the character and reputation of principal owners, officers, directors, and certain other key employees are consistent with regulatory goals. The Company has secured the necessary licenses. The licenses are not transferable and must be renewed periodically upon the payment of appropriate taxes and license fees. The Nevada Gaming Authorities have broad discretion with regard to the renewal of the licenses and may at any time revoke, suspend, condition, limit or restrict a license for any cause deemed reasonable by the issuing agency. Officers, directors and key employees of the Company must be approved by the Nevada Control Board and licensed by the Nevada Commission and Clark County Board.

COAST CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — Earnings Per Share

The computations of basic net income per common share and diluted net income per common share for the years ended December 31, 2001, 2002 and 2003, are as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2001	2002	2003
Net income applicable to computations	$36,431	$31,714	$44,318

Weighted-average common shares applicable to net income per common share	1,462,366	1,461,178	1,461,178
Effect of dilutive securities:
Stock option incremental shares	35,415	22,214	26,759

Weighted-average common shares applicable to net income per common share, assuming dilution	1,497,781	1,483,392	1,487,937

Basic net income per share of common stock	$24.91	$21.70	$30.33

Diluted net income per share of common stock	$24.32	$21.38	$29.78

COAST CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — Quarterly Financial Information (unaudited)

The following information shows selected items (in thousands, except per share data), for each quarter in the years ended December 31, 2002 and 2003:

	2002
	First	Second	Third	Fourth	Year
Gross revenues	$148,319	$149,706	$144,743	$157,750	$600,518
Less promotional allowances	(13,244)	(13,251)	(13,880)	(15,023)	(55,398)

Net revenues	$135,075	$136,455	$130,863	$142,727	$545,120

Operating income	$24,270	$21,114	$12,521	$20,144	$78,049

Net income	$11,383	$11,089	$3,053	$6,189	$31,714

Basic net income per share	$7.79	$7.59	$2.09	$4.23	$21.70

Diluted net income per share	$7.66	$7.46	$2.06	$4.20	$21.38

	2003
	First	Second	Third	Fourth	Year
Gross revenues	$159,637	$157,891	$161,071	$167,005	$645,604
Less promotional allowances	(13,190)	(12,795)	(13,058)	(14,063)	(53,106)

Net revenues	$146,447	$145,096	$148,013	$152,942	$592,498

Operating income	$29,700	$25,565	$22,013	$27,458	$104,736

Net income	$13,708	$10,887	$8,161	$11,562	$44,318

Basic net income per share	$9.38	$7.45	$5.59	$7.91	$30.33

Diluted net income per share	$9.23	$7.33	$5.49	$7.73	$29.78

Dividends declared per share	$—	$—	$3.50	$—	$3.50

NOTE 17 — Dividends

On August 15, 2003, the Company paid a dividend of $3.50 per common share to stockholders of record at the close of business on August 1, 2003. On August 1, 2003, there were 1,461,178 shares outstanding, and the dividend paid totaled $5,114,000.

NOTE 18 — Subsequent Events

Dividends

On February 5, 2004, the Company paid a dividend of $3.50 per common share to stockholders of record at the close of business on January 26, 2004. On January 26, 2004 there were 1,461,178 shares outstanding, and the dividend paid totaled $5,114,000.

COAST CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — Subsequent Events (continued)

Merger Agreement

On February 6, 2004, Coast Casinos entered into a definitive merger agreement with Boyd Gaming Corporation (“Boyd”). Under the agreement, Coast Casinos will merge into a subsidiary of Boyd and become a wholly owned subsidiary of Boyd. Coast will be positioned in Boyd as a separate operating unit managed by the current Coast Casinos management. In the merger, each issued and outstanding share of Coast Casinos common stock held by each Coast Casinos stockholder (other than Michael J. Gaughan, the Chairman and Chief Executive Officer of Coast Casinos, Jerry Herbst, a director and the Treasurer of Coast Casinos, and Franklin Toti, a director and the Vice President of Casino Operations of Coast Casinos) will be converted into the right to receive $550 in cash, unless an election is made by such Coast Casinos stockholder to receive 32.8025 shares of Boyd Gaming common stock for such share of Coast Casinos common stock. The maximum aggregate number of shares of Boyd Gaming common stock issuable in the merger to Coast Casinos stockholders, other than Messrs. Gaughan and Toti, will be 1,009,194 shares, unless an adjustment is required in order to qualify the merger as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. The amount of stock consideration and cash consideration that each Coast Casinos stockholder, other than Messrs. Gaughan and Toti, will be entitled to receive at the effective time of the merger will have an aggregate value of at least $550 per share of Coast Casinos common stock exchanged in the merger. Because the aggregate number of shares of Boyd Gaming common stock that may be issued in the merger is limited to 1,009,194 shares, it is possible that a substantial portion of the merger consideration received by each such Coast Casinos stockholder will be in the form of cash consideration, regardless of the election made by such stockholder.

At the effective time of the merger, each issued and outstanding share of Coast Casinos common stock held by Messrs. Gaughan and Toti will be converted into the right to receive 32.8025 shares of Boyd Gaming common stock. In addition, each issued and outstanding share of Coast Casinos common stock held by Mr. Herbst will be converted into the right to receive $550 in cash. The merger is subject to receipt of approvals of the stockholders of both Coast Casinos and Boyd, gaming and other government and regulatory approvals and other customary closing conditions. Stockholders of the Company, representing approximately 56% of the voting power of Coast Casinos shares, have agreed for a period of two years to vote their shares in favor of the Boyd merger and against any other combination. Should, however, the merger agreement be terminated as a result of certain matters set forth therein and, within 30 months after the date of the merger agreement, Coast Casinos enters into a takeover transaction with another entity, a $30.0 million termination fee will be payable to Boyd Gaming on the date of consummation of such takeover transaction. The merger is expected to be completed immediately upon receipt of necessary third party approvals.

If the merger with Boyd is consummated, holders of the senior subordinated notes will have the right to require the surviving corporation in the merger to purchase the outstanding senior subordinated notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. Additionally, the consummation of the merger will result in a change of control that will result in a default under the credit agreement. Boyd has advised the Company that it intends to refinance the Company’s bank indebtedness upon consummation of the merger and will purchase any senior subordinated notes tendered for purchase by the holders thereof in accordance with the terms of the indenture governing the senior subordinated notes. However, no assurance can be given that all conditions to the consummation of the merger will be satisfied or that the merger will be consummated.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Coast Casinos, Inc. and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated January 28, 2004, except for Note 18 — “Subsequent Events” as to which the date is February 6, 2004, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Las Vegas, Nevada

January 28, 2004

SCHEDULE I

COAST CASINOS, INC.

CONDENSED FINANCIAL INFORMATION OF THE COMPANY

The following condensed financial statements reflect the parent company (Coast Casinos, Inc.) only, accounting for its wholly owned subsidiaries on the equity method of accounting. All footnote disclosures have been omitted since the information has been included in the Company’s consolidated financial statements included elsewhere in this Form 10-K.

COAST CASINOS, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

December 31, 2002 and 2003

(dollars in thousands, except share data)

	2002	2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3	$3
Refundable income taxes	2,329	7,129

TOTAL CURRENT ASSETS	2,332	7,132
INVESTMENT IN SUBSIDIARIES	192,334	227,432

	$194,666	$234,564

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Due to Coast Hotels	$6,225	$7,129
Accrued liabilities	210	—

TOTAL CURRENT LIABILITIES	6,435	7,129

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 1,461,178 shares issued and outstanding	15	15
Treasury stock (33,175 shares)	(3,333)	(3,333)
Additional paid-in capital	95,398	95,398
Retained earnings	96,151	135,355

TOTAL STOCKHOLDERS’ EQUITY	188,231	227,435

	$194,666	$234,564

SCHEDULE I

COAST CASINOS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2001, 2002 and 2003

(dollars in thousands)

	2001	2002	2003
Equity interest in income from subsidiaries	$36,478	$31,749	$44,168
General and administrative expenses	(47)	(35)	(60)

Income before income taxes	36,431	31,714	44,108
Income tax benefit	—	—	210

NET INCOME	$36,431	$31,714	$44,318

Basic net income per share of common stock	$24.91	$21.70	$30.33

Diluted net income per share of common stock	$24.32	$21.38	$29.78

Dividends declared per share	$—	$—	$3.50

Basic weighted average common shares outstanding	1,462,366	1,461,178	1,461,178

Diluted weighted average common shares outstanding	1,497,781	1,483,392	1,487,937

SCHEDULE I

COAST CASINOS, INC.

(Parent Company Only)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2001, 2002 and 2003

(dollars in thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total
	Shares	Stock
Balances at December 31, 2000	1,463,178	$15	$(3,118)	$95,398	$28,006	$120,301
Repurchase of common stock	(2,000)	—	(215)	—	—	(215)
Net income	—	—	—	—	36,431	36,431

Balances at December 31, 2001	1,461,178	15	(3,333)	95,398	64,437	156,517
Net income	—	—	—	—	31,714	31,714

Balances at December 31, 2002	1,461,178	15	(3,333)	95,398	96,151	188,231
Net income	—	—	—	—	44,318	44,318
Dividend paid	—	—	—	—	(5,114)	(5,114)

Balances at December 31, 2003	1,461,178	15	$(3,333)	$95,398	$135,355	$227,435

SCHEDULE I

COAST CASINOS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2001, 2002 and 2003

(dollars in thousands)

	2001	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,431	$31,714	$44,318

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Equity interest in net income from subsidiaries	(36,478)	(31,749)	(44,168)
Other current assets	4,272	(726)	(4,800)
Accrued liabilities	(7)	—	694

TOTAL ADJUSTMENTS	(32,213)	(32,475)	(48,274)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,218	(761)	(3,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Coast Hotels	(4,000)	761	9,070
Dividends paid	—	—	(5,114)
Repurchase of common stock	(215)	—	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,215)	761	3,956

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	—	—
CASH AND CASH EQUIVALENTS, at beginning of year	—	3	3

CASH AND CASH EQUIVALENTS, at end of year	$3	3	$3

SCHEDULE II

COAST CASINOS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For The Years Ended December 31, 2001, 2002 and 2003

(dollars in thousands)

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	ADDITIONS CHARGED TO COSTS AND EXPENSES	ADDITIONS CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF YEAR
Allowance for doubtful accounts (casino receivables):
Year ended December 31, 2001	$713	$1,707	$—	$1,547	$873

Year ended December 31, 2002	$873	$459	$—	$918	$414

Year ended December 31, 2003	$414	$1,282	$—	$1,315	$381