Form 10-Q
period 2004-03-31
COAST CASINOS INC
filed 2004-05-13
CIK 1001865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________________ to ___________________

Commission File #0-26922 COAST CASINOS, INC. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0345704 (I.R.S. employer identification number)
4500 West Tropicana Avenue, Las Vegas, Nevada 89103 (Address of principal executive offices) (Zip code)

(702) 365-7000
 (Registrant’s telephone number, including area code)

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

        Shares of Common Stock outstanding as of May 13, 2004: 1,461,178

Part I — FINANCIAL INFORMATION

Item 1.  Financial Statements

COAST CASINOS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,731	$49,517
Accounts receivable, net	7,194	6,574
Other current assets	26,079	29,914

TOTAL CURRENT ASSETS	81,004	86,005
PROPERTY AND EQUIPMENT, net	742,952	743,283
OTHER ASSETS	10,544	10,647

	$834,500	$839,935

LIABILITIES AND
STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,720	$15,890
Accrued liabilities	55,710	49,091
Construction accounts payable	1,248	3,355
Current portion of long-term debt	1,443	1,376

TOTAL CURRENT LIABILITIES	70,121	69,712
LONG-TERM DEBT, less current portion	450,005	471,543
DEFERRED INCOME TAXES	43,817	41,031
DEFERRED RENT	30,978	30,214

TOTAL LIABILITIES	594,921	612,500

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares
authorized, none issued and outstanding	--	--
Common stock, $.01 par value, 75,000,000 shares authorized,
1,461,178 shares issued and outstanding	15	15
Treasury stock (33,175 shares)	(3,333)	(3,333)
Additional paid-in capital	95,398	95,398
Retained earnings	147,499	135,355

TOTAL STOCKHOLDERS' EQUITY	239,579	227,435

	$834,500	$839,935

        The accompanying notes are an integral part of these condensed consolidated financial statements.

COAST CASINOS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2004 and 2003
(dollars in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2004	2003
OPERATING REVENUES:
Casino	$118,516	$107,928
Food and beverage	31,222	28,538
Hotel	16,069	13,178
Other	13,112	9,993

GROSS OPERATING REVENUES	178,919	159,637
Less: promotional allowances	(14,340)	(13,190)

NET OPERATING REVENUES	164,579	146,447

OPERATING EXPENSES:
Casino	46,224	43,242
Food and beverage	22,048	21,031
Hotel	5,712	5,181
Other	10,494	7,959
General and administrative	30,557	27,117
Deferred rent	764	779
Depreciation and amortization	12,676	11,438

TOTAL OPERATING EXPENSES	128,475	116,747

OPERATING INCOME	36,104	29,700

OTHER INCOME (EXPENSES):
Interest expense, net	(9,253)	(9,264)
Interest capitalized	28	883
Other	(449)	(344)

TOTAL OTHER INCOME (EXPENSES)	(9,674)	(8,725)

INCOME BEFORE INCOME TAXES	26,430	20,975
Income tax provision	9,172	7,267

NET INCOME	$17,258	$13,708

PER SHARE INFORMATION:
Basic net income per share of common stock	$11.81	$9.38

Diluted net income per share of common stock	$11.58	$9.23

Dividends declared per share	$3.50	$--

Basic weighted-average shares outstanding	1,461,178	1,461,178

Diluted weighted-average shares outstanding	1,490,154	1,484,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

COAST CASINOS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,258	$13,708

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	12,676	11,438
Net amortization of debt offering costs and original issue premium	428	219
Loss on disposals of assets	449	344
Deferred income taxes	2,786	2,089
Deferred rent	764	779
Changes in assets and liabilities:
Net decrease in accounts receivable and other assets	2,696	405
Net increase in accounts payable and accrued liabilities	2,449	6,711

TOTAL ADJUSTMENTS	22,248	21,985

NET CASH PROVIDED BY OPERATING ACTIVITIES	39,506	35,693

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of amounts in construction accounts payable	(16,210)	(48,843)
Proceeds from sale of assets	1,326	6

NET CASH USED IN INVESTING ACTIVITIES	(14,884)	(48,837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, including original issue
premium, net of financing costs	--	17,820
Principal payments on long-term debt	(294)	(157)
Proceeds from borrowings under bank line of credit	2,000	20,000
Repayments of borrowings under bank line of credit	(23,000)	(21,000)
Dividends paid	(5,114)	--

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(26,408)	16,663

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,786)	3,519
CASH AND CASH EQUIVALENTS, at beginning of period	49,517	37,523

CASH AND CASH EQUIVALENTS, at end of period	$47,731	$41,042

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

Basis of Presentation

        The accompanying condensed consolidated interim financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim periods have been included. The interim results reflected in the unaudited consolidated financial statements are not necessarily indicative of expected results for the full year.

COAST CASINOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continued)

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

        At the effective time of the merger, each issued and outstanding share of Coast Casinos common stock held by Messrs. Gaughan and Toti will be converted into the right to receive 32.8025 shares of Boyd Gaming common stock. In addition, each issued and outstanding share of Coast Casinos common stock held by Mr. Herbst will be converted into the right to receive $550 in cash. The merger was approved in April 2004 by the stockholders of both Coast Casinos and Boyd, and is subject to gaming and other government and regulatory approvals and other customary closing conditions. Stockholders of the Company, representing approximately 56% of the voting power of Coast Casinos shares, have agreed for a period of two years to vote their shares in favor of the Boyd merger and against any other combination. Should, however, the merger agreement be terminated as a result of certain matters set forth therein and, within 30 months after the date of the merger agreement, Coast Casinos enters into a takeover transaction with another entity, a $30.0 million termination fee will be payable to Boyd Gaming on the date of consummation of such takeover transaction. The merger is expected to be completed immediately upon receipt of necessary third party approvals. However, no assurance can be given that all conditions to the consummation of the merger will be satisfied or that the merger will be consummated.

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

COAST CASINOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — LONG-TERM DEBT

        Long-term debt consists of the following as of March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
	(in thousands)
9.5% senior subordinated notes due April 2009, with interest payable semi-annually on April 1 and October 1, including unamortized
original issue premium of $3,529 in 2004 and $3,706 in 2003	$328,529	$328,706
Senior secured credit facility - $225.0 million revolving line of credit due September 2008, collateralized by substantially all of the assets
of Coast Hotels and Casinos, Inc.	30,000	51,000
Senior secured credit facility - $75.0 million term loan due
September 2008, collateralized by substantially all of the assets of
Coast Hotels and Casinos, Inc.	75,000	75,000
Variable-rate note due March 2009, collateralized by 1996 Canadair
Challenger aircraft	17,880	18,000
Other notes payable	39	213

	451,448	472,919
Less: current portion	1,443	1,376

	$450,005	$471,543

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

        In February 2003, Coast Hotels borrowed $18.0 million under a secured loan agreement, collateralized by a Company-owned aircraft. The proceeds were used to reduce borrowings under the then existing credit facility. The loan bears interest at a premium of 2.25% over the 30-day London Interbank Offered Rate (“LIBOR”), which is adjusted monthly. As of March 31, 2004, the interest rate was 3.34%, and for the three months ended March 31, 2004, the weighted average interest rate was 3.36%. Commencing on March 28, 2004, Coast Hotels began making required monthly principal payments of $120,000 plus interest on the unpaid balance. A balloon payment of the remaining principal balance is due in February 2009.

COAST CASINOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — LONG-TERM DEBT (continued)

        In September 2003, Coast Hotels replaced its senior secured revolving credit facility due September 2004 with a $300.0 million senior secured credit facility due September 2008, comprised of a $225.0 million revolving credit facility and a $75.0 million term loan. Subject to the satisfaction of certain conditions, Coast Hotels may increase the commitments under the senior secured credit facility by up to $50.0 million. Coast Casinos is a full and unconditional guarantor of this indebtedness. Borrowings under the senior secured credit facility bear interest, selected at Coast Hotels’ option, at a premium over a base rate or the one-, two-, three- or six-month Eurodollar Rate (“Eurodollar”). The premium varies depending on a certain financial ratio and can vary, if determined by reference to the base rate, between 0.5% and 1.25% and, if determined by reference to Eurodollar, between 1.75% and 2.5%. As of March 31, 2004, using the one-month Eurodollar option, the premium over Eurodollar was 2.00% and the interest rate was 3.09%. For the three months ended March 31, 2004, the weighted average interest rate for the senior secured credit facility was 3.11%. Coast Hotels incurs a commitment fee, payable quarterly in arrears, on the unused portion of the senior secured credit facility. This fee varies depending on a certain financial ratio and can vary between 0.375% and 0.5% per annum. As of March 31, 2004, the fee was 0.375% per annum times the average unused portion of the facility.

        In accordance with the terms of the senior secured credit facility, commencing on December 31, 2005 and each quarter thereafter, Coast Hotels is required to repay the $75.0 million term loan in an amount equal to 8.3333% of the principal amount of the term loan then outstanding. Advances under the senior secured credit facility may be used for working capital, general corporate purposes, and certain improvements to existing properties. As of March 31, 2004, all of the $75.0 million term loan was outstanding and $30.0 million was drawn on the $225.0 million revolving line of credit with $194.9 million of availability remaining (net of a letter of credit of $119,000).

        The credit agreement governing the senior secured credit facility contains covenants that, among other things, limit the ability of Coast Hotels to pay dividends or make advances to Coast Casinos, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets of the Company or Coast Hotels. Additionally, the credit agreement requires that Coast Hotels maintain certain financial ratios with respect to its leverage and fixed charge coverage. Coast Hotels is also subject to certain covenants associated with the indenture governing the senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. As of March 31, 2004, the net assets of Coast Hotels amounted to $239.9 million, of which $224.4 million was restricted under the terms of the indenture governing the senior subordinated notes. Management believes that, at March 31, 2004, Coast Hotels was in compliance with all covenants and required ratios.

COAST CASINOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROMOTIONAL ALLOWANCES

        The retail value of hotel accommodations and food and beverage items provided to customers without charge is included in gross revenues and then deducted as promotional allowances, to arrive at net revenues. The following is a breakdown of these complimentary revenues for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Complimentary revenues:
Food and beverage	$11,401	$10,618
Hotel	1,979	1,657
Other	960	915

Promotional allowances	$14,340	$13,190

The estimated cost of providing these complimentary services is as follows for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Food and beverage	$10,739	$10,256
Hotel	624	572
Other	303	313

	$11,666	$11,141

The cost of promotional allowances has been allocated to expense as follows for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Casino	$10,905	$10,241
General and administrative	761	900

	$11,666	$11,141

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

        The computations of basic net income per common share and diluted net income per common share, for the three months ended March 31, 2004 and 2003, are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2004	2003
Net income applicable to computations	$17,258	$13,708

Weighted-average common shares applicable to net income
per common share	1,461,178	1,461,178
Effect of dilutive securities:
Stock option incremental shares	28,976	23,365

Weighted-average common shares applicable to net income
per common share, assuming dilution	1,490,154	1,484,543

Basic net income per share of common stock	$11.81	$9.38

Diluted net income per share of common stock	$11.58	$9.23

NOTE 5 – DIVIDENDS

        On February 5, 2004, the Company paid a dividend of $3.50 per common share to shareholders of record at the close of business on January 26, 2004. On January 26, 2004, there were 1,461,178 shares outstanding, and the dividend paid totaled $5,114,000.

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

10 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) Critical Accounting Policies and Estimates (continued)

o	At March 31, 2004, we had net property and equipment of $743.0 million, representing approximately 89.0% of our total assets. We depreciate the property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, property developments, new competition and new regulations, could result in a change in the manner in which we are using certain assets, requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, if events and circumstances warrant such an assessment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

o	We have entered into lease agreements where the rental payments increase on a periodic basis. We recognize the related rent expense on the straight-line method over the term of the agreements. Deferred rent is recorded to reflect the excess of rent expense over cash payments since the inception of the leases.

Results of Operations The following table sets forth, for the periods indicated, certain financial information regarding our results of operations:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Net operating revenues	$164,579	$146,447
Operating expenses	128,475	116,747

Operating income	$36,104	$29,700

Net income	$17,258	$13,708

Cash provided by operating activities	$39,506	$35,693

Cash used in investing activities	$(14,884)	$(48,837)

Cash (used in) provided by financing activities	$(26,408)	$16,663

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

        In the three months ended March 31, 2004, we experienced increases in revenues, operating income and net income. Revenues were $164.6 million in the quarter compared to $146.4 million in the first quarter of 2003, an increase of 12.4%. Revenues improved at all four of our hotel-casinos, primarily in the gaming area, but food and beverage, hotel and other revenues were also up at all four properties. The improved revenues contributed to operating income of $36.1 million in the quarter ended March 31, 2004 compared to $29.7 million in 2003, an increase of 21.6%. Net income in the quarter was $17.3 million compared to $13.7 million in 2003.

         Casino.   Casino revenues were $118.5 million in the three months ended March 31, 2004 compared to $107.9 million in the same period in 2003, an increase of 9.8%. Casino revenues at all four of our hotel-casinos increased due to higher customer wagering volume. Casino expenses increased 6.9%, primarily in payroll, payroll related costs and promotions at The Orleans and the Suncoast, in line with the increased customer wagering activity at those properties. The casino operating margin improved to 61.0% compared to 59.9% in 2003 as the increased costs were more than offset by the improved revenues.

         Food and Beverage.   Food and beverage revenues were $31.2 million in the first quarter of 2004 compared to $28.5 million in 2003, an increase of 9.5% as revenues improved at all four of our hotel-casinos primarily due to increased customer visitation and slightly higher prices. Food and beverage expenses increased by 4.8%, primarily due to January 2004 wage increases, contributing to an improved food and beverage operating margin of 29.4% compared to 26.3% in 2003.

         Hotel.   Hotel revenues were $16.1 million in the quarter ended March 31, 2004 compared to $13.2 million in 2003, an increase of 22.0%, in line with an overall increase in demand for rooms in the quarter throughout Las Vegas. Gold Coast room occupancy increased to 94.2% in the quarter compared to 86.8% in the prior year and its average daily room rate increased by $5.00. The Orleans room occupancy increased to 95.0% compared to 85.7% in the prior year and its average daily room rate increased by $4.68. Room occupancy at the Suncoast was flat at 86%, but its average daily room rate increased by $17.60. Occupancy at the Barbary Coast increased slightly, and its average daily room rate increased by $10.60. Hotel expenses increased by 10.3% in the quarter, contributing to an improved hotel operating margin of 64.5% compared to 60.7% in the first quarter of 2003.

         Other.   Other revenues are derived primarily from bowling, retail, entertainment and leased facilities, including coffee outlets and a variety of restaurants. In the quarter ended March 31, 2004, other revenues were $13.1 million compared to $10.0 million in the first quarter of 2003, an increase of 31.0%, primarily due to a 59.7% increase at The Orleans. The arena at The Orleans, which opened in May 2003, contributed $2.8 million in revenues in the quarter from concerts and sporting events. Other expenses increased by $2.5 million (31.9%), primarily due to the arena at The Orleans.

         General and Administrative.   General and administrative expenses were $30.6 million in the first quarter of 2004 compared to $27.1 million in 2003, an increase of 12.9%, primarily due to $1.2 million in expenses related to the merger with Boyd, approximately $1.2 million in payroll and related costs for corporate and property-level management and approximately $400,000 in expenses related to the pursuit of possible business opportunities outside of Nevada.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003 (continued)

         Depreciation and Amortization.   Depreciation and amortization expense was $12.7 million in the first quarter of 2004 compared to $11.4 million in 2003, an increase of 11.4% primarily due to the depreciation of the Orleans Arena, completed in May 2003.

        Other Income (Expenses).   Net interest expense was $9.3 million in each of the quarters ended March 31, 2004 and 2003. A lower aggregate indebtedness and lower weighted average interest rate on our bank facility in 2004 was offset by a higher bank facility commitment fee in 2004 due to the increase in the size of the facility in September 2003. Capitalized interest was $28,000 in the first quarter compared to $883,000 in the first quarter of 2003. Capitalized interest in 2003 included interest on the Orleans Arena that was completed in the second quarter of that year.

Liquidity and Capital Resources

        Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $39.5 million in the three months ended March 31, 2004, compared to $35.7 million in the same period in 2003.

        Cash used in investing activities, which was primarily for capital expenditures, was $14.9 million in the first three months of 2004, compared to $48.8 million in 2003. In the first three months of 2004, cash used for capital expenditures was $16.2 million, including $3.6 million for the hotel tower and swimming pool expansion project at The Orleans, $1.6 million for a new electronic sign at the Gold Coast, $4.7 million for design work on our newest hotel-casino project, the South Coast, and approximately $3.2 million for maintenance capital expenditures. In the first three months of 2003, cash used for capital expenditures was $48.8 million which was primarily used for expansion projects at The Orleans and the Gold Coast and the purchase of land at the Barbary Coast.

        Cash used in financing activities was $26.4 million in the three months ended March 31, 2004, primarily to pay a net amount of $21.0 million down on borrowings under our senior secured credit facility and to pay a dividend of $5.1 million. Cash provided by financing activities was $16.7 million in the first quarter of 2003, primarily from $17.8 million in net proceeds from the financing of our aircraft and $20.0 million in proceeds from borrowings under the senior secured credit facility, offset by $21.0 million in repayments of borrowings under the credit facility.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

        In February 2003, Coast Hotels borrowed $18.0 million under a secured loan agreement, collateralized by our Canadair Challenger aircraft. The proceeds were used to reduce borrowings under the then existing credit facility. The loan bears interest at a premium of 2.25% over the 30-day London Interbank Offered Rate (“LIBOR”), which is adjusted monthly. As of March 31, 2004, the interest rate was 3.34%, and for the three months ended March 31, 2004, the weighted average interest rate was 3.36%. Payments of interest only were required during the first twelve months. As of March 28, 2004, Coast Hotels is required to make monthly principal payments of $120,000 plus interest on the unpaid balance. A balloon payment of the remaining principal balance is due in February 2009.

        In September 2003, we replaced our existing credit facility with a $300.0 million senior secured credit facility due September 2008, represented by a $225.0 million revolving credit facility and a $75.0 million term loan. Subject to the satisfaction of certain conditions, Coast Hotels may increase the commitments under the senior secured credit facility by up to $50.0 million. Coast Casinos is a full and unconditional guarantor of the indebtedness under both of these debt agreements. Borrowings under the senior secured credit facility bear interest, selected monthly at Coast Hotels’ option, at a premium over the base rate or the one-, two-, three- or six-month Eurodollar Rate (“Eurodollar”). The premium varies depending on a certain financial ratio and can vary, if determined by reference to the base rate, between 0.5% and 1.25% and, if determined by reference to Eurodollar, between 1.75% and 2.5%. As of March 31, 2004, using the one-month Eurodollar option, the premium over Eurodollar was 2.00% and the interest rate was 3.09%. For the three months ended March 31, 2004, the weighted average interest rate for the senior secured credit facility was 3.11%. Coast Hotels incurs a commitment fee, payable quarterly in arrears, on the unused portion of the senior secured credit facility. This fee varies depending on a certain financial ratio and can vary between 0.375% and 0.5% per annum. As of March 31, 2004, the fee was 0.375% per annum times the average unused portion of the facility.

        In accordance with the terms of the senior secured credit facility, commencing on December 31, 2005 and each quarter thereafter, Coast Hotels is required to repay the $75.0 million term loan in an amount equal to 8.3333% of the principal amount of the term loan then outstanding. Advances under the senior secured credit facility may be used for working capital, general corporate purposes, and certain improvements to existing properties. As of March 31, 2004, all of the $75.0 million term loan was outstanding and $30.0 million was drawn on the $225.0 million revolving line of credit with approximately $194.9 million of availability remaining (net of a letter of credit of $119,000).

        The credit agreement governing the senior secured credit facility contains covenants that, among other things, limit Coast Hotels’ ability to pay dividends or make advances to Coast Casinos, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets. Additionally, the credit agreement requires that Coast Hotels maintain certain financial ratios with respect to leverage and fixed charge coverage. Coast Hotels is also subject to certain covenants associated with the indenture governing its senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. At March 31, 2004, Coast Hotels was in compliance with all covenants and required ratios.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Construction Projects

        We own approximately 55 acres of land located in a gaming enterprise district on Las Vegas Boulevard South, adjacent to Interstate 15 and approximately 6 miles south of Tropicana Avenue. In April 2004, we broke ground at the site for our newest hotel-casino, the South Coast, and expect to complete it in the fourth quarter of 2005. The South Coast is expected to include 685 rooms and suites, 2,400 slot machines, 60 table games, 7 restaurants, 16 movie theaters, race and sports books, bingo, bowling, an equestrian events center and 150,000 square feet of convention, exhibit and banquet space. The preliminary budget for the construction and furnishing of the South Coast project was approximately $350 million, but recent substantial increases in the costs of building materials and certain changes in scope will cause the cost of the project to exceed that amount. Construction plans are still being developed and the extent of the increase has not yet been determined. Through March 31, 2004, we had capitalized $20.7 million on the project, primarily for architecture and design and $11.9 million for the purchase of the land.

        In the fourth quarter of 2003, we began construction of a new hotel tower at The Orleans. The project includes 461 hotel rooms and a remodeled and expanded swimming pool area. The project has a budget of $40.0 million and we expect to complete it in the fourth quarter of 2004. Through March 31, 2004, we had capitalized $3.2 million on the project.

        The construction projects are expected to be paid for through borrowings under our senior secured credit facility until such time as the merger with Boyd is completed. At that time, we anticipate that the projects will be financed by Boyd. There are no assurances that our construction projects will be completed within budget or the anticipated time frame, or that the merger will be completed or that Boyd will be able to obtain suitable financing to complete the projects. If the merger is not completed, it will be necessary for us to obtain financing for the completion of the South Coast project.

        In the ordinary course of operating its hotel-casinos, it is necessary for Coast Hotels to upgrade or replace fixtures and equipment and to make improvements that will extend the life of its physical plants. Coast Hotels anticipates that these maintenance capital expenditures will total approximately $20.0 million in 2004.

Dividends

         On February 5, 2004, we paid a dividend of $5,114,000 ($3.50 per share of common stock) to stockholders of record at the close of business on January 26, 2004. On January 26, 2004 there were 1,461,178 shares outstanding.

Other Matters

        In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). As the Company’s equity securities are not publicly traded, the Company is a nonpublic entity as defined by SFAS 150. This pronouncement became effective January 1, 2004. The adoption of SFAS 150 did not have an impact on our financial position, results of operations or cash flows as the Company does not have any such financial instruments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Matters (continued)

        On February 6, 2004, we entered into an Agreement and Plan of Merger with Boyd Gaming Corporation and BGC, Inc., a wholly-owned subsidiary of Boyd. Under the terms of the merger agreement, the Company will merge into a subsidiary of Boyd and become a wholly owned subsidiary of Boyd, and each outstanding share of our common stock will be converted into the right to receive cash, Boyd common stock or a combination of cash and Boyd common stock. The merger agreement and the merger have been approved by the stockholders of the Company and Boyd. Consummation of the merger is subject to customary closing conditions and receipt of regulatory approvals.

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

Certain Forward-Looking Statements

        This Form 10-Q includes “forward-looking statements” within the meaning of the securities laws. All statements regarding our expected financial position, business strategies and financing plans under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q are forward-looking statements. In addition, in those and other portions of this Form 10-Q, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to Coast Hotels or its management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, and have based these expectations on our beliefs as well as assumptions we have made, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from such expectations are disclosed in this Form 10-Q, including, without limitation, the following factors:

o	increased competition, both in Nevada and other states, including increased competition from California Native American gaming;

o	dependence on the Las Vegas area and Southern California for a majority of our customers;

o	substantial leverage and uncertainty that we will be able to service our debt;

o	uncertainties associated with construction projects, including the related disruption of operations and the availability of financing, if necessary;

o	changes in laws or regulations, third party relations and approvals, decisions of courts, regulators and governmental bodies;

o	uncertainties related to the economy;

o	uncertainties related to the effects of possible future terrorist activities;

o	uncertainties related to the effects of international hostilities affecting the United States; and

o	uncertainties related to the completion of the proposed merger with Boyd.

        All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. The forward-looking statements included are made only as of the date of this Form 10-Q. We do not intend, and undertake no obligation, to update these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        As of March 31, 2004, there were no material changes to the information previously reported under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

        As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the foregoing, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level. There have not been any changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

        The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

Item 2.  hanges in Securities.

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

On February 10, 2004, the Company filed Form 8-K under Item 5, Other Events and Required FD Disclosure, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, with respect to the Agreement and Plan of Merger among Boyd Gaming Corp., BGC, Inc. and Coast Casinos, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 13, 2004	COAST CASINOS, INC., a Nevada corporation
		By:	/s/ Gage Parrish
Gage Parrish Vice President and Chief Financial Officer

19